Form 10-Q
period 2025-03-31
Greystone Housing Impact Investors LP
filed 2025-05-07
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 23,397,437 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Defined Terms

The following acronyms and defined terms are used in various sections of this Report, including the Notes to Condensed Consolidated Financial Statements in Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report. All references to “we,” “us,” “our” and the “Partnership” in this Report mean Greystone Housing Impact Investors LP, its wholly owned subsidiaries and our consolidated VIEs.

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

Agent(s) - JonesTrading Institutional Services LLC and BTIG, LLC as named agents under the Sales Agreement.

AMI - Area median income, as calculated by the United States Department of Housing and Urban Development.

ASU - Accounting standards update issued by the Financial Accounting Standards Board.

Audit Committee - The audit committee of the Board of Managers of Greystone Manager, which acts as the audit committee of the Partnership.

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

C-PACE - Commercial Property Assessed Clean Energy.

CECL - Current expected credit losses as measured in accordance with the accounting standards codification of the Financial Accounting Standards Board – Topic 326.

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

General Partner - America First Capital Associates Limited Partnership Two, which is the general partner of the Partnership.

GIL(s) - Governmental issuer loan(s).

Greens Hold Co - Greens of Pine Glen - AmFirst LP Holding Corporation, a wholly owned corporation of the Partnership.

Greystone - Greystone & Co. II LLC, collectively with its affiliates.

Greystone Manager - Greystone AF Manager LLC, which is the general partner of the General Partner.

Greystone Select - Greystone Select Incorporated, an affiliate of the Partnership.

Greystone Servicing - Greystone Servicing Company LLC, an affiliate of the Partnership.

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

QAP - Qualified allocation plan.

Report - This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, unless otherwise specified.

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

VIE(s) - Variable interest entity (entities).

Forward-Looking Statements

This Report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties contained in this Report, and accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of Greystone Housing Impact Investors LP’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
any effects on our business resulting from new U.S. domestic or foreign governmental trade measures, including but not limited to tariffs, import and export controls, foreign exchange intervention accomplished to offset the effects of trade policy or in response to currency volatility, and other restrictions on free trade;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$51,388,718	$14,703,198
Restricted cash	13,065,776	16,602,473
Interest receivable, net	7,126,593	7,446,307
Mortgage revenue bonds, at fair value (Note 4)	1,022,563,964	1,026,483,796
Governmental issuer loans
Governmental issuer loans (Note 5)	161,408,328	226,202,222
Allowance for credit losses (Note 10)	(941,000)	(1,038,000)
Governmental issuer loans, net	160,467,328	225,164,222
Property loans
Property loans (Note 6)	49,266,857	57,064,611
Allowance for credit losses (Note 10)	(1,858,000)	(1,930,000)
Property loans, net	47,408,857	55,134,611
Investments in unconsolidated entities (Note 7)	167,988,619	179,409,869
Real estate assets, net (Note 8)	3,552,137	4,906,264
Other assets (Note 9)	63,920,733	49,849,420
Total Assets (1)	$1,537,482,725	$1,579,700,160

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$21,561,605	$23,480,768
Distribution payable	8,744,444	8,996,978
Secured lines of credit (Note 12)	58,500,000	68,852,000
Debt financing, net (Note 13)	1,056,519,816	1,093,273,157
Mortgages payable, net (Note 14)	310,219	1,664,347
Total Liabilities (1)	1,145,636,084	1,196,267,250

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $97.5 million and $77.5 million redemption value, 9.8 million and 7.8 million issued and outstanding, respectively (Note 17)	97,398,990	77,406,144

Partnersʼ Capital:
General Partner (Note 1)	(17,171)	98,621
Beneficial Unit Certificates (Note 1)	294,464,822	305,928,145
Total Partnersʼ Capital	294,447,651	306,026,766
Total Liabilities and Partnersʼ Capital	$1,537,482,725	$1,579,700,160
(1)
The condensed consolidated balance sheets include assets of consolidated VIEs that can only be used to settle obligations of these VIEs that totaled $1,280,250,847 and $1,332,121,374 as of March 31, 2025 and December 31, 2024, respectively. The condensed consolidated balance sheets include liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Partnership that totaled $367,905,714 and $370,876,249 as of March 31, 2025 and December 31, 2024, respectively. See Note 3 - Variable Interest Entities for further detail.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Investment income	$21,878,167	$19,272,345
Other interest income	2,288,165	3,003,838
Other income	958,825	94,471
Total revenues	25,125,157	22,370,654
Expenses:
Provision for credit losses (Note 10)	(172,000)	(806,000)
Depreciation	3,542	5,967
Interest expense	14,134,816	13,803,935
Net result from derivative transactions (Note 15)	3,036,137	(6,267,664)
General and administrative	4,570,261	4,930,388
Total expenses	21,572,756	11,666,626
Other income:
Gain on sale of investments in unconsolidated entities	5,220	50,000
Earnings (losses) from investments in unconsolidated entities	(233,334)	(106,845)
Income before income taxes	3,324,287	10,647,183
Income tax benefit	(2,733)	(1,198)
Net income	3,327,020	10,648,381
Redeemable Preferred Unit distributions and accretion	(760,679)	(767,241)
Net income available to Partners	$2,566,341	$9,881,140

Net income available to Partners allocated to:
General Partner	$25,611	$98,311
Limited Partners - BUCs	2,483,685	9,725,097
Limited Partners - Restricted units	57,045	57,732
	$2,566,341	$9,881,140
BUC holders' interest in net income per BUC, basic and diluted	$0.11	$0.42	*
Weighted average number of BUCs outstanding, basic	23,171,226	23,000,754	*
Weighted average number of BUCs outstanding, diluted	23,171,226	23,000,754	*

* The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Net income	$3,327,020	$10,648,381
Unrealized losses on securities	(5,635,059)	(12,008,737)
Unrealized losses on bond purchase commitments	-	(62,959)
Comprehensive income (loss)	$(2,308,039)	$(1,423,315)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$98,621	23,270,685	$305,928,145	$306,026,766	$29,924,300
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(87,392)	-	(8,651,832)	(8,739,224)	-
Distribution of Tier 3 income (Note 22)	-	-	(5,220)	(5,220)	-
Net income allocable to Partners	25,611	-	2,540,730	2,566,341	-
Restricted units awarded	-	142,102	-	-	-
Restricted units forfeited	-	(15,350)	-	-	-
Restricted unit compensation expense	2,340	-	231,707	234,047	-
Unrealized losses on securities	(56,351)	-	(5,578,708)	(5,635,059)	(5,635,059)
Balance as of March 31, 2025	$(17,171)	23,397,437	$294,464,822	$294,447,651	$24,289,241

	General Partner	# of BUCs - Restricted and Unrestricted*	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$543,977	23,088,268	$348,762,731	$349,306,708	$59,604,899
Distributions paid or accrued ($0.368 per BUC*):
Regular distribution	(86,223)	-	(8,536,064)	(8,622,287)	-
Distribution of Tier 3 income (Note 22)	-	-	(50,000)	(50,000)	-
Cash paid in lieu of fractional BUCs	-	-	(1,772)	(1,772)	-
Net income allocable to Partners	98,311	-	9,782,829	9,881,140	-
Sale of BUCs, net of issuance costs	-	64,765	1,055,267	1,055,267	-
Restricted units awarded	-	109,581	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(105)	-	-	-
Restricted unit compensation expense	3,323	-	328,998	332,321	-
Unrealized losses on securities	(120,087)	-	(11,888,650)	(12,008,737)	(12,008,737)
Unrealized losses on bond purchase commitments	(630)	-	(62,329)	(62,959)	(62,959)
Balance as of March 31, 2024	$438,671	23,262,509	$339,391,010	$339,829,681	$47,533,203

* The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,327,020	$10,648,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,542	5,967
Amortization of deferred financing costs	381,334	367,418
Gain on sale of investments in unconsolidated entities	(5,220)	(50,000)
(Earnings) losses from investments in unconsolidated entities	233,334	106,845
Provision for credit losses	(172,000)	(806,000)
Recovery of prior credit loss	(16,967)	(17,155)
(Gains) losses on derivative instruments, net of cash paid	3,939,421	(4,489,788)
Restricted unit compensation expense	234,047	332,321
Bond premium, discount and acquisition fee amortization	(1,780)	(48,178)
Debt premium amortization	(10,090)	(10,126)
Deferred income tax benefit & income tax payable/receivable	(2,733)	(1,200)
Change in preferred return receivable from unconsolidated entities, net	5,409,019	(1,624,169)
Changes in operating assets and liabilities
Decrease in interest receivable	319,714	419,044
(Increase) decrease in other assets	(613,140)	84,659
Decrease in accounts payable, accrued expenses and other liabilities	(2,682,424)	(1,545,171)
Net cash provided by operating activities	10,343,077	3,372,848
Cash flows from investing activities:
Advances on mortgage revenue bonds	(14,101,043)	(26,297,798)
Advances on taxable mortgage revenue bonds	(7,400,000)	(1,000,000)
Advances on governmental issuer loans	(17,408,700)	(6,000,000)
Advances on taxable governmental issuer loans	(21,700,000)	-
Advances on property loans	-	(3,073,404)
Contributions to unconsolidated entities	(7,708,816)	(6,960,337)
Proceeds from sale of land held for development	1,354,127	-
Proceeds from sale of investments in unconsolidated entities	11,405,090	50,000
Return of investments in unconsolidated entities	2,087,843	-
Principal payments received on mortgage revenue bonds	11,921,137	2,260,565
Principal payments received on governmental issuer loans	82,202,594	23,390,000
Principal payments received on taxable mortgage revenue bonds	138,347	11,503,059
Principal payments received on taxable governmental issuer loans	12,700,000	10,573,000
Principal payments received on property loans	7,797,754	72,323,194
Net cash provided by investing activities	61,288,333	76,768,279
Cash flows from financing activities:
Distributions paid	(9,732,916)	(9,204,814)
Proceeds from the sale of BUCs	-	1,080,957
Payment of offering costs related to the sale of BUCs	-	(21,628)
Proceeds from debt financing	48,435,000	63,250,000
Principal payments on debt financing	(85,426,031)	(99,697,766)
Principal payments on mortgages payable	(1,354,128)	-
Principal borrowing on secured lines of credit	-	20,000,000
Principal payments on secured lines of credit	(10,352,000)	(36,900,000)
Proceeds upon issuance of redeemable Preferred Units	20,000,000	5,000,000
Debt financing and other deferred costs paid	(52,512)	(454,650)
Net cash used in financing activities	(38,482,587)	(56,947,901)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,148,823	23,193,226
Cash, cash equivalents and restricted cash at beginning of period	31,305,671	47,734,146
Cash, cash equivalents and restricted cash at end of period	$64,454,494	$70,927,372

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,265,470	$12,165,910
Cash paid during the period for income taxes	31,415	-
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$8,744,444	$8,672,287
Distributions declared but not paid for Preferred Units	755,104	762,118
Exchange of redeemable Preferred Units	-	17,500,000
Deferred financing costs financed through accounts payable	21,765	62,628

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$51,388,718	$56,255,270
Restricted cash	13,065,776	14,672,102
Total cash, cash equivalents and restricted cash	$64,454,494	$70,927,372

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
•
Greens Hold Co, a wholly owned corporation, which owns certain property loans and owned 100% of The 50/50 MF Property, a prior real estate asset; and
•
Lindo Paseo LLC, a wholly owned limited liability company, which previously owned 100% of the Suites on Paseo MF Property.

Use of Estimates and Assumptions in Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such SEC rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. The most significant estimates and assumptions include those used in determining: (i) the fair value of MRBs and taxable MRBs; (ii) investment impairments; and (iii) allowances for credit losses

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024. These condensed consolidated financial statements and notes have been prepared consistently with the 2024 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2025, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2024 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

The Federal Reserve reduced the federal funds rate by a total of 100 basis points during 2024, which was the first reduction in the federal funds rate since the Federal Reserve began raising interest rates in March 2022 to combat inflation. The Federal Reserve left rates unchanged in the first quarter of 2025, resulting in the current target range for the federal funds rate being 4.25-4.50%. In addition, geopolitical conflicts, changing global trade and tariff policies, and uncertainty regarding the effects of these matters on U.S. and international macroeconomic conditions continue to impact the general global economic environment. These factors have maintained volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly those with fixed interest rates, which may result in collateral posting requirements under our debt financing arrangements. In addition, changes in short-term interest rates will directly impact the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

The aggregate effects of the high inflationary environment experienced in the United States from the first quarter of 2021 through the end of 2023 and any resurgence in inflation may continue to adversely impact operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Continuing elevated levels of general and administrative expenses of the Partnership may adversely affect the Partnership’s operating results, including a reduction in net income.

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

The Partnership previously declared the First Quarter 2024 BUCs Distribution in the form of additional BUCs. All fractional BUCs resulting from the First Quarter 2024 BUCs Distribution received cash for such fraction based on the market value of the BUCs on the record date. The First Quarter 2024 BUCs Distribution has been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, which enhances the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 was effective for the Partnership for the year ended December 31, 2024 and interim periods thereafter. The adoption of ASU 2023-07 did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2025. See Note 24 for related disclosures.

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

3. Variable Interest Entities

See section under the heading “Variable Interest Entities” within Note 2 of the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 for the Partnership’s policies regarding accounting for Variable Interest Entities.

Non-Consolidated Variable Interest Entities

The Partnership acquires investments in the form of MRBs, taxable MRBs, GILs, taxable GILs, and property loans to finance the construction and/or operation of affordable multifamily properties that are obligations of the property-owning entity, which is considered the borrower entity. The Partnership’s individual investment assets are considered debt obligations of each individual borrower entity, and the investment assets are secured by a mortgage on real and personal property of the respective borrower entity. The Partnership’s associated investment asset(s) is considered a variable interest in the borrower entity as the Partnership will absorb losses of the VIEs if the borrower entities are unable to repay the outstanding principal of the respective MRBs, taxable MRBs, GILs, taxable GILs, and property loans. The Partnership evaluates whether each borrower entity is a VIE under the accounting guidance, and if so, the Partnership performs an evaluation to determine if the Partnership is the primary beneficiary of the VIE. When evaluating whether the Partnership is the primary beneficiary of a VIE, the Partnership identifies the rights that grant the power to direct the activities that most significantly impact the VIE’s economic performance, which are those rights to manage regular property operations of the VIE, to sell the assets of the VIE, or to refinance the debt of the VIE. Generally, all such rights are held by the equity investors in the VIE and not the Partnership. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s condensed consolidated financial statements. The Partnership reports its investments in the MRBs, taxable MRBs, GILs, taxable GILs, and property loans on the Partnership’s condensed consolidated balance sheet and the related interest income on the Partnership’s condensed consolidated statement of operations.

The Partnership also makes equity investments in entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The Partnership’s equity investments in these VIEs are considered variable interests as the Partnership, and the respective managing members, are entitled to returns and absorb losses from the underlying properties according to the entities’ respective operating agreements. The Partnership has determined that the underlying investee entities are VIEs for financial reporting purposes and the Partnership performs an evaluation to determine if the Partnership is the primary beneficiary of the VIE. The Partnership and the respective managing members have various rights within the respective operating agreement for each VIE. When evaluating whether the Partnership is the primary beneficiary of a VIE, it identifies the rights that grant the power to direct the activities that most significantly impact the VIE’s performance, which are those rights to manage regular property operations of the VIE, to sell the assets of the VIE, or to refinance the debt of the VIE. Generally, all such rights are held by the managing members of the VIE. In addition, the Partnership does not have kick-out rights or substantive participating rights. As a result, the Partnership is not considered the primary beneficiary and does not consolidate the financial statements of these VIEs in the Partnership’s condensed consolidated financial statements, with one exception as disclosed in the “Consolidated Variable Interest Entities” section below. The

Partnership reports its equity investments in the VIEs as “Investments in unconsolidated entities” on the Partnership’s condensed consolidated balance sheet and the related preferred return, earnings (losses) from investments in unconsolidated entities, and gains on sale on the Partnership’s condensed consolidated statement of operations.

The Partnership held variable interests in 24 and 31 non-consolidated VIEs as of March 31, 2025 and December 31, 2024, respectively. The following table summarizes the Partnership’s carrying value by asset and maximum exposure to loss associated with the variable interests as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Mortgage revenue bonds	$210,722,091	$208,963,243	$207,170,395	$203,929,806
Taxable mortgage revenue bonds (reported within other assets)	8,994,794	9,003,171	4,393,869	4,406,024
Governmental issuer loans	149,308,328	149,308,328	203,999,628	203,999,628
Taxable governmental issuer loans (reported within other assets)	23,157,672	23,157,672	14,157,672	14,157,672
Property loans	33,824,000	33,824,000	42,210,000	42,210,000
Investments in unconsolidated entities	167,988,619	167,988,619	179,409,869	179,409,869
	$593,995,504	$592,245,033	$651,341,433	$648,112,999

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of March 31, 2025 and December 31, 2024 is equal to the Partnership’s cost basis adjusted for paydowns. The difference between the MRB carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is due to the unrealized gains or losses. The Partnership has remaining MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $18.4 million and $8.4 million, respectively, as of March 31, 2025 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of March 31, 2025 and December 31, 2024 is equal to the Partnership’s carrying value. The Partnership has future GIL, taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $14.1 million, $24.7 million, $28.8 million, and $11.7 million, respectively, as of March 31, 2025 (Note 16).

Consolidated Variable Interest Entities

The Partnership obtains leverage on its investment assets to enhance returns and lower its net capital investment. The Partnership’s leverage programs generally consist of selling MRBs, taxable MRBs, GILs, taxable GILs, and property loans into debt financing entities in the form of TOBs, a term TOB, TEBS financings, the 2024 PFA Securitization Transaction, and the TEBS Residual Financing. These debt financing entities issue senior securities and residual beneficial interests that share in the cash flows from the securitized investment assets. The senior securities are sold to third-party investors for cash and the Partnership retains the residual beneficial interest. The Partnership determined that its residual beneficial interest in a debt financing entity absorbs potential losses of the entity as the interests are in a first-loss position and subordinate to the senior securities in the distribution of cash flows of the debt financing entity. The Partnership has determined that each debt financing entity is a VIE for financial reporting purposes and the Partnership performs an evaluation to determine if the Partnership is the primary beneficiary of the VIE. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. The Partnership determined that the right to direct the VIE to sell the underlying assets most significantly impacts the economic performance of the VIE, and such right is held by the Partnership through its ownership of the residual beneficial interests. The Partnership has the obligation to absorb losses that could potentially be significant to the VIE given its first-loss position noted previously. As the Partnership meets both primary beneficiary criteria, it is considered the primary beneficiary of the VIEs and reports the VIEs on a consolidated basis. The Partnership reports the underlying investment assets of the VIEs in the Partnership’s assets (Notes 4, 5, 6 and 9) and the senior securities of the VIEs are reported as “Debt financing, net” (Note 13) on the Partnership’s condensed consolidated balance sheets. The interest income earned from the underlying investment assets of the VIEs is reported within “Investment income” and “Other interest income” on the Partnership’s condensed consolidated statement of operations. Interest expense and facility fees associated with the debt financing are reported within “Interest expense” on the Partnership’s condensed consolidated statement of operations.

As noted previously, the Partnership also makes equity investments in certain entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The investee entities are VIEs for financial reporting purposes and the Partnership is typically not considered the primary beneficiary, making such entities non-consolidated VIEs. Within one of the

Partnership’s equity investments, Vantage at San Marcos, the Partnership has additional rights compared to its other equity investments and such rights are considered in the Partnership’s assessment of the primary beneficiary of the VIE. In determining the primary beneficiary of the VIEs, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. For the Vantage at San Marcos investee, the Partnership can currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. The only assets of the VIE are land and capitalized development costs such that if the Partnership were to require the managing member to purchase its equity investment, all underlying assets of the VIE would likely need to be sold, which would significantly impact the VIE’s economic performance. The Partnership would be exposed to gains or losses of the VIE based on the sales price of the underlying asset in relation to the Partnership’s equity investment. As the Partnership meets both the primary beneficiary criteria for the Vantage at San Marcos investee, it is considered the primary beneficiary of the VIE and reports the VIE on a consolidated basis. The Partnership reports the land and capitalized development costs of the VIE within “Real estate assets, net” and a mortgage loan on the property within “Mortgages payable, net” on the Partnership’s condensed consolidated balance sheets. The VIE has not reported any income or expenses during the three months ended March 31, 2025 and 2024. If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

The following table summarizes the assets and liabilities of the Partnership’s consolidated VIEs as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Assets:
Restricted cash	$395,606	$771,606
Interest receivable, net	6,751,642	7,089,580
Mortgage revenue bonds, at fair value	1,020,286,771	1,013,847,272
Governmental issuer loans
Governmental issuer loans	154,908,328	219,702,222
Allowance for credit losses	(941,000)	(1,038,000)
Governmental issuer loans, net	153,967,328	218,664,222
Property loans
Property loans	40,662,246	48,460,000
Allowance for credit losses	(491,000)	(547,000)
Property loans, net	40,171,246	47,913,000
Real estate assets	2,442,654	3,796,782
Other assets	56,235,600	40,038,912
Total Assets	$1,280,250,847	$1,332,121,374

Liabilities:
Accounts payable, accrued expenses and other liabilities (1)	$7,893,154	$8,285,369
Debt financing (2)	1,061,529,745	1,098,530,865
Mortgages payable (3)	310,219	1,664,347
Total Liabilities	$1,069,733,118	$1,108,480,581
(1)
Of the amounts reported, $4,968,750 and $5,112,036 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of March 31, 2025 and December 31, 2024, respectively.
(2)
Of the amounts reported, $362,626,745 and $364,099,866 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of March 31, 2025 and December 31, 2024, respectively.
(3)
The entire mortgages payable balance is associated with a VIE where the creditor does not have recourse to the general credit of the Partnership as of March 31, 2025 and December 31, 2024, respectively.

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

4. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 13). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (4)	AZ	$43,075,176	$1,457,148	$-	$44,532,324
40rty on Colony - Series P (4)	CA	5,961,756	445,276	-	6,407,032
CCBA Senior Garden Apartments (1), (8)	CA	3,710,681	-	(117,519)	3,593,162
Courtyard - Series A (3)	CA	9,641,225	424,065	-	10,065,290
Glenview Apartments - Series A (2)	CA	4,231,560	170,523	-	4,402,083
Harmony Court Bakersfield - Series A (3)	CA	3,515,325	128,377	-	3,643,702
Harmony Terrace - Series A (3)	CA	6,509,030	270,654	-	6,779,684
Harden Ranch - Series A (1)	CA	6,230,374	250,823	-	6,481,197
Las Palmas II - Series A (3)	CA	1,594,406	62,032	-	1,656,438
Montclair Apartments - Series A (2)	CA	2,292,473	98,170	-	2,390,643
Montecito at Williams Ranch Apartments - Series A (1)	CA	7,356,436	381,634	-	7,738,070
Montevista - Series A (1)	CA	6,543,640	529,700	-	7,073,340
Ocotillo Springs - Series A (1), (6)	CA	3,446,769	-	(277,352)	3,169,417
Ocotillo Springs - Series A-1 (1)	CA	495,631	54,122	-	549,753
Residency at Empire - Series BB-1 (4)	CA	14,105,551	497,953	-	14,603,504
Residency at Empire - Series BB-2 (4)	CA	4,000,000	172,430	-	4,172,430
Residency at Empire - Series BB-3 (4)	CA	14,000,000	525,382	-	14,525,382
Residency at Empire - Series BB-4 (4)	CA	28,650,000	318,949	-	28,968,949
Residency at the Entrepreneur - Series J-1 (4), (8)	CA	9,076,709	-	(414,154)	8,662,555
Residency at the Entrepreneur - Series J-2 (4), (8)	CA	7,500,000	-	(281,205)	7,218,795
Residency at the Entrepreneur - Series J-3 (4), (8)	CA	26,080,000	-	(517,655)	25,562,345
Residency at the Entrepreneur - Series J-4 (4)	CA	16,420,000	-	-	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	CA	5,000,000	-	-	5,000,000
Residency at the Mayer - Series A (4)	CA	29,555,807	-	-	29,555,807
Residency at the Mayer - Series M (4)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,287,580	127,907	-	3,415,487
Santa Fe Apartments - Series A (2)	CA	2,777,245	122,443	-	2,899,688
Seasons at Simi Valley - Series A (3)	CA	4,011,049	268,179	-	4,279,228
Seasons Lakewood - Series A (3)	CA	6,933,532	288,306	-	7,221,838
Seasons San Juan Capistrano - Series A (3)	CA	11,673,803	485,413	-	12,159,216
Solano Vista - Series A (1)	CA	2,586,308	201,005	-	2,787,313
Summerhill - Series A (3)	CA	6,053,332	14,945	-	6,068,277
Sycamore Walk - Series A (3)	CA	3,317,142	88,329	-	3,405,471
The Village at Madera - Series A (3)	CA	2,907,447	106,177	-	3,013,624
Tyler Park Townhomes - Series A (1)	CA	5,422,984	-	-	5,422,984
Village at Hanford Square - Series H (4)	CA	10,400,000	603,812	-	11,003,812
Vineyard Gardens - Series A (1)	CA	3,830,894	253,969	-	4,084,863
Wellspring Apartments (1)	CA	3,850,860	60,569	-	3,911,429
Westside Village Market - Series A (1)	CA	3,543,911	133,672	-	3,677,583
Handsel Morgan Village Apartments (4)	GA	2,150,000	127,938	-	2,277,938
MaryAlice Circle Apartments (4)	GA	5,900,000	399,128	-	6,299,128
Copper Gate Apartments (1)	IN	4,715,000	-	-	4,715,000
Renaissance - Series A (2), (8)	LA	10,220,816	-	(1,120,559)	9,100,257
Live 929 Apartments - Series 2022A (4)	MD	58,616,475	3,807,770	-	62,424,245
Woodington Gardens Apartments - Series A-1 (4)	MD	31,150,000	3,043,049	-	34,193,049
Meadow Valley (4), (7)	MI	42,157,948	-	(1,698,936)	40,459,012
Jackson Manor Apartments (1), (8)	MS	4,769,999	-	(61,666)	4,708,333
Village Point (5), (6)	NJ	23,000,000	-	(416,949)	22,583,051
Silver Moon - Series A (2)	NM	7,377,683	549,683	-	7,927,366
Village at Avalon (1)	NM	15,628,902	1,108,750	-	16,737,652
Columbia Gardens (3)	SC	12,098,098	501,376	-	12,599,474
Companion at Thornhill Apartments (3)	SC	10,443,818	331,310	-	10,775,128
The Ivy Apartments (4), (8)	SC	30,555,975	-	(55,975)	30,500,000
The Palms at Premier Park Apartments (1)	SC	17,517,830	-	-	17,517,830
The Park at Sondrio - Series 2022A (4)	SC	38,100,000	-	-	38,100,000
The Park at Vietti - Series 2022A (4)	SC	26,985,000	-	-	26,985,000
Village at River's Edge (3)	SC	9,454,389	757,578	-	10,211,967
Willow Run (3)	SC	11,929,967	493,859	-	12,423,826
Windsor Shores Apartments - Series A (4)	SC	21,545,000	-	-	21,545,000
Avistar at Copperfield - Series A (4)	TX	13,172,704	493,187	-	13,665,891
Avistar at the Crest - Series A (4)	TX	8,584,243	458,591	-	9,042,834
Avistar at the Crest - Series B	TX	709,460	24,394	-	733,854
Avistar at the Oaks - Series A (4)	TX	6,951,864	320,427	-	7,272,291
Avistar at the Oaks - Series B	TX	520,080	13,701	-	533,781
Avistar at the Parkway - Series A (2)	TX	12,057,789	435,839	-	12,493,628
Avistar at the Parkway - Series B	TX	122,021	12,776	-	134,797
Avistar at Wilcrest - Series A (4)	TX	4,992,188	159,910	-	5,152,098
Avistar at Wood Hollow - Series A (4)	TX	37,905,570	1,419,186	-	39,324,756
Avistar in 09 - Series A (4)	TX	6,002,660	290,413	-	6,293,073
Avistar in 09 - Series B	TX	429,019	12,210	-	441,229
Avistar on the Boulevard - Series A (4)	TX	14,624,193	655,850	-	15,280,043
Avistar on the Boulevard - Series B	TX	421,563	11,969	-	433,532
Avistar on the Hills - Series A (4)	TX	4,759,400	241,182	-	5,000,582
Bruton Apartments (3), (8)	TX	17,006,277	-	(78,262)	16,928,015
Concord at Gulfgate - Series A (3)	TX	17,904,269	906,412	-	18,810,681
Concord at Little York - Series A (3)	TX	12,542,787	691,831	-	13,234,618
Concord at Williamcrest - Series A (3)	TX	19,430,121	1,027,636	-	20,457,757
Crossing at 1415 - Series A (3)	TX	6,964,949	184,075	-	7,149,024
Decatur Angle (3), (8)	TX	21,352,014	-	(168,210)	21,183,804
Esperanza at Palo Alto (3)	TX	18,531,400	984,117	-	19,515,517
Heights at 515 - Series A (3)	TX	6,376,531	309,803	-	6,686,334
Heritage Square - Series A (2)	TX	10,000,817	312,367	-	10,313,184
Oaks at Georgetown - Series A (3)	TX	11,631,353	31,320	-	11,662,673
15 West Apartments (3)	WA	9,261,167	948,246	-	10,209,413
Aventine Apartments (4)	WA	9,500,000	1,004,584	-	10,504,584
Mortgage revenue bonds		$997,159,975	$30,612,431	$(5,208,442)	$1,022,563,964

(1)
2024 PFA Securitization Bond associated with the 2024 PFA Securitization Transaction, Note 13.
(2)
MRB owned by ATAX TEBS III, LLC (M33 TEBS), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(3)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS), Note 13. The TEBS financing has contractual limitations on the Partnership’s ability to sell the MRB.
(4)
MRB held by Mizuho in a debt financing transaction, Note 13.
(5)
MRB held by Barclays in a debt financing transaction, Note 13.
(6)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of March 31, 2025, the MRB has been in an unrealized loss position for at least 12 months.
(7)
The Partnership has a remaining MRB funding commitment of approximately $1.9 million as of March 31, 2025. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of March 31, 2025 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of March 31, 2025, the MRB has been in an unrealized loss position for more than 12 months.
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of March 31, 2025, the MRB has been in an unrealized loss position for less than 12 months.

	December 31, 2024
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (4)	AZ	$37,435,466	$1,523,170	$-	$38,958,636
40rty on Colony - Series P (4)	CA	5,962,217	459,328	-	6,421,545
CCBA Senior Garden Apartments (1), (8)	CA	3,720,209	-	(58,814)	3,661,395
Courtyard - Series A (3)	CA	9,668,469	449,017	-	10,117,486
Glenview Apartments - Series A (2)	CA	4,248,118	170,362	-	4,418,480
Harmony Court Bakersfield - Series A (3)	CA	3,525,258	127,289	-	3,652,547
Harmony Terrace - Series A (3)	CA	6,527,329	288,190	-	6,815,519
Harden Ranch - Series A (1)	CA	6,256,135	260,476	-	6,516,611
Las Palmas II - Series A (3)	CA	1,598,957	61,427	-	1,660,384
Lutheran Gardens	CA	10,352,000	-	-	10,352,000
Montclair Apartments - Series A (2)	CA	2,301,443	98,596	-	2,400,039
Montecito at Williams Ranch Apartments - Series A (1)	CA	7,374,111	424,400	-	7,798,511
Montevista - Series A (1)	CA	6,556,878	602,131	-	7,159,009
Ocotillo Springs - Series A (1), (6)	CA	3,455,419	-	(224,262)	3,231,157
Ocotillo Springs - Series A-1 (1)	CA	496,351	64,598	-	560,949
Residency at Empire - Series BB-1 (4)	CA	14,109,248	491,616	-	14,600,864
Residency at Empire - Series BB-2 (4)	CA	4,000,000	171,675	-	4,171,675
Residency at Empire - Series BB-3 (4)	CA	14,000,000	510,453	-	14,510,453
Residency at Empire - Series BB-4 (4)	CA	21,200,000	275,702	-	21,475,702
Residency at the Entrepreneur - Series J-1 (4), (8)	CA	9,078,496	-	(194,816)	8,883,680
Residency at the Entrepreneur - Series J-2 (4), (8)	CA	7,500,000	-	(96,933)	7,403,067
Residency at the Entrepreneur - Series J-3 (4), (8)	CA	26,080,000	-	(99,928)	25,980,072
Residency at the Entrepreneur - Series J-4 (4)	CA	16,420,000	-	-	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	CA	5,000,000	-	-	5,000,000
Residency at the Mayer - Series A (4)	CA	29,556,596	-	-	29,556,596
Residency at the Mayer - Series M (4)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,296,965	135,060	-	3,432,025
Santa Fe Apartments - Series A (2)	CA	2,788,112	123,270	-	2,911,382
Seasons at Simi Valley - Series A (3)	CA	4,025,911	272,883	-	4,298,794
Seasons Lakewood - Series A (3)	CA	6,953,024	306,985	-	7,260,009
Seasons San Juan Capistrano - Series A (3)	CA	11,706,622	516,863	-	12,223,485
Solano Vista - Series A (1)	CA	2,591,588	172,312	-	2,763,900
Summerhill - Series A (3)	CA	6,070,437	20,122	-	6,090,559
Sycamore Walk - Series A (3)	CA	3,330,230	44,181	-	3,374,411
The Village at Madera - Series A (3)	CA	2,915,662	112,779	-	3,028,441
Tyler Park Townhomes - Series A (1)	CA	5,445,686	-	-	5,445,686
Village at Hanford Square - Series H (4)	CA	10,400,000	619,721	-	11,019,721
Vineyard Gardens - Series A (1)	CA	3,839,951	281,057	-	4,121,008
Wellspring Apartments (1)	CA	3,880,455	119,584	-	4,000,039
Westside Village Market - Series A (1)	CA	3,558,747	132,773	-	3,691,520
Handsel Morgan Village Apartments (4)	GA	2,150,000	162,887	-	2,312,887
MaryAlice Circle Apartments (4)	GA	5,900,000	496,763	-	6,396,763
Copper Gate Apartments (1)	IN	4,715,000	-	-	4,715,000
Renaissance - Series A (2), (8)	LA	10,263,789	-	(836,645)	9,427,144
Live 929 Apartments - Series 2022A (4)	MD	58,560,655	3,547,694	-	62,108,349
Woodington Gardens Apartments - Series A-1 (4)	MD	31,150,000	3,112,265	-	34,262,265
Meadow Valley (4), (7)	MI	41,162,263	-	(1,859,135)	39,303,128
Jackson Manor Apartments (1)	MS	4,781,136	19,919	-	4,801,055
Village Point (5), (8)	NJ	23,000,000	-	(447,248)	22,552,752
Silver Moon - Series A (2)	NM	7,398,857	571,694	-	7,970,551
Village at Avalon (1)	NM	15,665,803	1,241,389	-	16,907,192
Columbia Gardens (3)	SC	12,150,488	502,113	-	12,652,601
Companion at Thornhill Apartments (3)	SC	10,484,096	338,831	-	10,822,927
The Ivy Apartments (4)	SC	30,558,423	822,638	-	31,381,061
The Palms at Premier Park Apartments (1)	SC	17,590,997	27,389	-	17,618,386
The Park at Sondrio - Series 2022A (4)	SC	38,100,000	1,260,209	-	39,360,209
The Park at Vietti - Series 2022A (4)	SC	26,985,000	952,281	-	27,937,281
Village at River's Edge (3)	SC	9,477,407	832,313	-	10,309,720
Willow Run (3)	SC	11,981,345	494,536	-	12,475,881
Windsor Shores Apartments - Series A (4)	SC	21,545,000	718,755	-	22,263,755
Avistar at Copperfield - Series A (4)	TX	13,215,029	485,574	-	13,700,603
Avistar at the Crest - Series A (4)	TX	8,621,036	471,417	-	9,092,453
Avistar at the Crest - Series B	TX	711,315	24,748	-	736,063
Avistar at the Oaks - Series A (4)	TX	6,980,721	333,795	-	7,314,516
Avistar at the Oaks - Series B	TX	521,384	14,194	-	535,578
Avistar at the Parkway - Series A (2)	TX	12,101,645	422,358	-	12,524,003
Avistar at the Parkway - Series B	TX	122,165	13,232	-	135,397
Avistar at Wilcrest - Series A (4)	TX	5,008,228	155,503	-	5,163,731
Avistar at Wood Hollow - Series A (4)	TX	38,027,363	1,397,281	-	39,424,644
Avistar in 09 - Series A (4)	TX	6,027,577	302,568	-	6,330,145
Avistar in 09 - Series B	TX	430,095	12,653	-	442,748
Avistar on the Boulevard - Series A (4)	TX	14,686,873	671,717	-	15,358,590
Avistar on the Boulevard - Series B	TX	422,666	12,072	-	434,738
Avistar on the Hills - Series A (4)	TX	4,779,156	251,307	-	5,030,463
Bruton Apartments (3)	TX	17,050,526	-	-	17,050,526
Concord at Gulfgate - Series A (3)	TX	17,963,286	938,146	-	18,901,432
Concord at Little York - Series A (3)	TX	12,584,132	716,639	-	13,300,771
Concord at Williamcrest - Series A (3)	TX	19,494,168	1,064,065	-	20,558,233
Crossing at 1415 - Series A (3)	TX	6,989,209	179,154	-	7,168,363
Decatur Angle (3), (8)	TX	21,412,592	-	(149,516)	21,263,076

	December 31, 2024
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Esperanza at Palo Alto (3)	TX	18,576,657	1,168,859	-	19,745,516
Heights at 515 - Series A (3)	TX	6,398,741	312,241	-	6,710,982
Heritage Square - Series A (2)	TX	10,039,053	307,888	-	10,346,941
Oaks at Georgetown - Series A (3)	TX	11,664,053	214,123	-	11,878,176
15 West Apartments (3)	WA	9,283,990	1,025,529	-	10,309,519
Aventine Apartments (4)	WA	9,500,000	1,060,325	-	10,560,325
Mortgage revenue bonds		$994,958,009	$35,493,084	$(3,967,297)	$1,026,483,796

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
(5)
MRB held by Barclays in a debt financing transaction, Note 13.
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

The Partnership has accrued interest receivable related to its MRBs of approximately $5.3 million and approximately $5.3 million as of March 31, 2025 and December 31, 2024, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

An entity that is an affiliate of the borrowers for the Residency at Empire, Residency at the Entrepreneur, and the Residency at the Mayer MRBs and taxable MRBs (Note 9) has provided full payment guaranties during the construction phase prior to stabilization. MRBs and taxable MRBs had total outstanding principal of $165.9 million and $9.0 million, respectively, as of March 31, 2025.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of March 31, 2025. See Note 16 for additional information regarding the Partnership’s MRB funding commitments.

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

Activity in the First Three Months of 2025

Amendments:

In March 2025, the Residency at the Mayer – Series A and Residency at the Mayer – Series M MRBs were amended. Previously, upon stabilization of the property, the Series A MRB would have been paid down to no more than $18.0 million and would have converted to a fixed interest rate of 4.90% and the Series M MRB would have paid down to no more than $5.0 million and converted to a fixed interest rate of SOFR plus 3.50% as of the stabilization date. The amendment to these MRBs has removed the Partnership’s post-stabilization funding commitment such that the Partnership’s MRBs will be either repurchased or redeemed by March 2026, and until such date the MRBs will bear interest at a variable interest rate of SOFR plus 3.60%.

During the first quarter of 2025, the Partnership recognized fees totaling approximately $565,000 in other income in connection with extensions of the maturity dates of the Residency at the Entrepreneur MRBs, the Residency at the Mayer MRBs, and the Residency at the Entrepreneur taxable MRB.

Redemptions:

The following MRB was redeemed at a price that approximated the outstanding principal balance plus accrued interest during the three months ended March 31, 2025:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Lutheran Gardens	March 2025	Compton, CA	76	2/1/2025	4.90%	$10,352,000

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
(2)
The interest rate is subject to an all-in floor of 3.85%.

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

All GILs were held in trust in connection with TOB trust financings as of March 31, 2025 and December 31, 2024 (Note 13), with the exception of the Natchitoches Thomas Apartments GIL. At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of March 31, 2025 and December 31, 2024:

						As of March 31, 2025
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate (2)	Current Interest Rate	Amortized Cost
Legacy Commons at Signal Hills (3)	January 2021	St. Paul, MN	247	8/1/2025	SOFR + 3.07%	7.42%	$34,620,000
Poppy Grove I (3), (4)	September 2022	Elk Grove, CA	147	10/1/2025	6.78%	6.78%	40,888,328
Poppy Grove II (3), (4)	September 2022	Elk Grove, CA	82	10/1/2025	6.78%	6.78%	24,050,000
Poppy Grove III (3), (4)	September 2022	Elk Grove, CA	158	10/1/2025	6.78%	6.78%	43,250,000
Sandy Creek Apartments (3)	August 2023	Bryan, TX	140	9/1/2026	SOFR + 2.80%	7.12%	12,100,000
Natchitoches Thomas Apartments (3), (5)	December 2024	Natchitoches, LA	120	7/1/2027	7.92%	7.92%	6,500,000
			894				$161,408,328
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
(5)
The Natchitoches Thomas Apartments GIL was considered to be available-for-sale sale and reported at fair value, which approximated amortized cost as of March 31, 2025. The Partnership expects to sell the GIL into the Construction Lending JV in the future.

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

The Partnership has accrued interest receivable related to its GILs of approximately $1.0 million and approximately $1.4 million as of March 31, 2025 and December 31, 2024, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

Two entities that are affiliates of certain GIL borrowers have provided limited-to-full payment guaranties for GILs and property loans (Note 6) with total outstanding principal of $46.7 million and $1.6 million, respectively, as of March 31, 2025. The guaranties relate to the Partnership’s investments in Legacy Commons at Signal Hills and Sandy Creek Apartments. The affiliates also provide guaranties for The Safford MRB and the Sandoval Flats property loan.

An entity that is an affiliate of the borrowers for the Poppy Grove GILs and Poppy Grove taxable GILs (Note 9) has provided payment guaranties with total outstanding principal of $108.2 million and $22.2 million, respectively, as of March 31, 2025.

The Partnership has remaining commitments to provide funding of certain GILs on a draw-down basis during construction and/or rehabilitation of the secured properties as of March 31, 2025. See Note 16 for further information regarding the Partnership’s remaining GIL funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Three Months of 2025

During the three months ended March 31, 2025, the following GILs were purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Osprey Village	January 2025	$60,000,000
Willow Place Apartments	January 2025	20,702,594
Willow Place Apartments Supplemental	January 2025	1,500,000
		$82,202,594

In January 2025, the Partnership recognized a fee of approximately $87,000 in other income in connection with an extension of the maturity date of the Legacy Commons at Signal Hills GIL to August 2025.

In February 2025, the borrowers for Poppy Grove I, Poppy Grove II , and Poppy Grove III re-allocated $5.2 million, $1.8 million, and $5.7 million, respectively, from a taxable GIL (Note 9) to a GIL for each property. The Partnership received no net proceeds and advanced no net funding upon re-allocation.

In February 2025, the Partnership recognized fees totaling approximately $307,000 in other income in connection with the extension of the maturity dates of the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs to October 2025. There were no additional material changes to terms associated with the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs.

Activity in the First Three Months of 2024

During the three months ended March 31, 2024, the following GIL was purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Hope on Avalon	January 2024	$23,390,000

In February 2024, the Partnership recognized a fee of approximately $87,000 in other income in connection with an extension of the maturity date of the Legacy Commons at Signal Hills GIL to August 2024.

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific allowances for credit losses, as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Sandy Creek Apartments	$588,246	$-	$588,246	9/1/2026	SOFR + 3.35%
Subtotal	588,246	-	588,246

Mezzanine Financing (2)
SoLa Impact Opportunity Zone Fund	$32,824,000	$-	$32,824,000	12/30/2025	7.875%
The Centurion Foundation	7,250,000	-	7,250,000	6/15/2039	10.50%
Subtotal	40,074,000	-	40,074,000

Other
The 50/50 (a former MF Property)	$7,109,611	$-	$7,109,611	3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Sandoval Flats (3)	1,000,000	-	1,000,000	12/1/2027	7.48%
Subtotal	8,604,611	(495,000)	8,109,611

Total	$49,266,857	$(495,000)	$48,771,857

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
(3)
The Sandoval Flats property loan was considered to be held-for-sale and reported at fair value, which approximated amortized cost as of March 31, 2025. The Partnership expects to sell the GIL into the Construction Lending JV in the future.

	December 31, 2024
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Sandy Creek Apartments	7,830,000	-	7,830,000	9/1/2026	8.63% (2)
Subtotal	7,830,000	-	7,830,000

Mezzanine Financing (3)
SoLa Impact Opportunity Zone Fund	$33,380,000	$-	$33,380,000	12/30/2025	7.875%
The Centurion Foundation	$7,250,000	$-	$7,250,000	6/15/2039	10.50%
Subtotal	40,630,000	-	40,630,000

Other
The 50/50 (a former MF Property)	$7,109,611	$-	$7,109,611	3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Sandoval Flats (4)	1,000,000	-	1,000,000	12/1/2027	7.48%
Subtotal	8,604,611	(495,000)	8,109,611

Total	$57,064,611	$(495,000)	$56,569,611

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

The Partnership has accrued interest receivable related to its property loans of approximately $299,000 and approximately $354,000 as of March 31, 2025 and December 31, 2024, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans on a draw-down basis during construction of the secured properties as of March 31, 2025. See Note 16 for further information regarding the Partnership’s remaining property loan funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Three Months of 2025

The following property loan principal payments were received during the three months ended March 31, 2025:

Property Name	Month Repaid	Principal Proceeds
Sandy Creek Apartments	January 2025	$7,241,754
SoLa Impact Opportunity Zone Fund	March 2025	556,000
		$7,797,754

Activity in the First Three Months of 2024

The following property loan principal payments were received during the three months ended March 31, 2024:

Property Name	Month Redeemed	Principal Proceeds
Legacy Commons at Signal Hills	February 2024	$32,233,972
Osprey Village	February 2024	14,998,296
Osprey Village Supplemental	February 2024	4,600,000
Willow Place Apartments	February 2024	18,875,606
Willow Place Apartments Supplemental	February 2024	1,115,320
SoLa Impact Opportunity Zone Fund	March 2024	500,000
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

In October 2024, the Partnership entered into the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, such as the Partnership’s current GIL, taxable GIL and property loan investments. The Partnership will provide 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s initial maximum capital contribution to the Construction Lending JV is approximately $8.3 million. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership will earn proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership will account for its investment in the Construction Lending JV using the equity method. There were no assets, liabilities, or net income of the Construction Lending JV as of and for the three months ended March 31, 2025.

The following table provides the details of the investments in unconsolidated entities as of March 31, 2025 and December 31, 2024:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of March 31, 2025	Carrying Value as of December 31, 2024
Current Investments
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	$14,808,715	$14,573,715
Vantage at Loveland	Loveland, CO	288		April 2021	October 2024	21,098,735	26,560,347
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	15,090,681	15,090,681
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	13,535,176	13,535,176
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	July 2024	15,633,593	15,633,593
Freestone Greeley	Greeley, CO	296		N/A	N/A	6,230,785	6,230,785
Freestone Cresta Bella	San Antonio, TX	296		February 2023	November 2024	17,291,943	16,759,593
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	N/A	8,410,047	8,471,445
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	N/A	18,037,286	17,696,609
Freestone Greenville	Greenville, TX	300		April 2024	N/A	21,253,203	20,853,691
Freestone Ladera	Ladera, TX	288		August 2024	N/A	16,598,455	9,804,364
Subtotal						167,988,619	165,209,999

Previously Sold Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	$-	$14,199,870
						$167,988,619	$179,409,869
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of March 31, 2025. See Note 16 for further details regarding the Partnership’s remaining funding commitments.

Activity in the First Three Months of 2025

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the three months ended March 31, 2025:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Tomball	Tomball, TX	288	January 2025	$14,199,870	$-	$-
Vantage at Coventry	Omaha, NE	294	(1)	5,220	-	5,220
				$14,205,090	$-	$5,220
(1)
In February 2025, the Partnership received sales proceeds of approximately $5,000 associated with final settlements of the Vantage at Coventry sale in January 2023. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statement of operations.

During the first three months of 2025, the Partnership advanced funds beyond its original commitments to Vantage at Hutto, Vantage at Loveland, and Freestone Cresta Bella totaling approximately $1.2 million to cover additional interest costs.

Activity in the First Three Months of 2024

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

During the first three months of 2024, the Partnership advanced funds beyond its original commitments to four Vantage Properties totaling $2.9 million to cover additional construction and interest costs.

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Property revenues	$5,345,004	$3,785,318
Gain on sale of property	$7,680,673	$-
Net income (loss)	$5,161,862	$(1,124,174)

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of March 31, 2025 and December 31, 2024:

		March 31, 2025			December 31, 2024
Property Name	Location	Land and Land Improvements	Buildings and Improvements	Carrying Value	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos (1)	San Marcos, TX	$1,306,487	$1,136,167	$2,442,654	$2,660,615	$1,136,167	$3,796,782
Land held for development	Richland County, SC	1,109,483	-	1,109,483	1,109,482	-	1,109,482
				$3,552,137			$4,906,264
Less accumulated depreciation				-			-
Real estate assets, net				$3,552,137			$4,906,264
(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 3 for further information.

In February 2025, Vantage at San Marcos received proceeds of approximately $1.4 million, net of selling costs, upon sale of a parcel of land. Proceeds from the sale were used to pay down outstanding principal on the associated mortgage payable (Note 14).

9. Other Assets

The following table summarizes the Partnership’s other assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Deferred financing costs, net	$565,005	$653,510
Derivative instruments at fair value (Note 15)	3,831,729	6,980,820
Taxable mortgage revenue bonds, at fair value	34,416,164	26,671,085
Taxable governmental issuer loans:
Taxable governmental issuer loans	23,157,672	14,157,672
Allowance for credit losses (Note 10)	(141,000)	(76,000)
Taxable governmental issuer loans, net	23,016,672	14,081,672
Bond purchase commitment, at fair value (Note 16)	-	-
Other assets	2,091,163	1,462,333
Total other assets	$63,920,733	$49,849,420

The Partnership has remaining commitments to provide additional funding of the taxable MRBs and taxable GILs during construction and/or rehabilitation of the secured properties as of March 31, 2025. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its taxable GILs.

See Note 20 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs, taxable GILs, and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “Net result from derivative transactions” in the Partnership’s condensed consolidated statements of operations. Unrealized gains and losses on taxable MRBs, taxable GILs and bond purchase commitments are recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

As of March 31, 2025, nine taxable MRBs and three taxable GILs with reported principal values totaling approximately $56.4 million were held in trust in connection with TOB trust financings (Note 13).

Activity in the First Three Months of 2025

In February 2025, the borrower for the Poppy Grove I, Poppy Grove II, and Poppy Grove III taxable GILs re-allocated $5.2 million, $1.8 million, and $5.7 million, respectively, from a taxable GIL to a GIL (Note 5). There were no additional material changes to terms associated with the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs. The following table summarizes terms of the principal repaid:

Property Name	Month Repaid	Property Location	Units	Original Maturity Date	Interest Rate	Principal Repaid
Poppy Grove I	February 2025	Elk Grove, CA	147	4/1/2025	6.78%	$5,200,000
Poppy Grove II	February 2025	Elk Grove, CA	82	4/1/2025	6.78%	1,800,000
Poppy Grove III	February 2025	Elk Grove, CA	158	4/1/2025	6.78%	5,700,000
Total						$12,700,000

Activity in the First Three Months of 2024

The following taxable MRB and taxable GIL principal payments were received during the three months ended March 31, 2024:

Property Name	Redemption Date	Location	Units	Original Maturity Date	Interest Rate		Principal Outstanding at Date of Redemption
Taxable MRBs
Residency at the Mayer Series A-T (1)	March 2024	Hollywood, CA	79	10/1/2024	SOFR + 3.70%	(2)	$11,500,000
Taxable GILs
Hope on Avalon	January 2024	Los Angeles, CA	88	2/1/2024	SOFR + 3.55%		$10,573,000
Total							$22,073,000
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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,038,000	$76,000	$1,930,000	$186,000	$3,230,000
Current provision for credit losses	(97,000)	65,000	(72,000)	(68,000)	(172,000)
Balance, end of period	$941,000	$141,000	$1,858,000	$118,000	$3,058,000

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three months ended March 31, 2024:

	For the Three Months March 31, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	1,294,000	77,000	$2,048,000	678,000	4,097,000
Current provision for credit losses	(128,000)	(36,000)	(420,000)	(222,000)	(806,000)
Balance, end of period	$1,166,000	$41,000	$1,628,000	$456,000	$3,291,000

The Partnership recorded a recovery of provision for credit losses of approximately $172,000 and approximately $806,000 for the three months ended March 31, 2025 and 2024, respectively. The decreases for the three months ended March 31, 2025 and 2024 are primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

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

The following tables summarize the Partnership’s carrying value by acquisition year, grouped by risk rating as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Governmental Issuer Loans
Performing	$-	$-	$12,100,000	$108,188,328	$34,620,000	$-	$154,908,328
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	12,100,000	108,188,328	34,620,000	-	154,908,328

Taxable Governmental Issuer Loans
Performing	$-	$-	$-	$22,157,672	$-	$-	$22,157,672
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	22,157,672	-	-	22,157,672

Property Loans
Performing	$-	$7,250,000	$588,246	$39,933,611	$-	$-	$47,771,857
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	495,000	495,000
Subtotal	-	7,250,000	588,246	39,933,611	-	495,000	48,266,857

Unfunded Commitments
Performing	$-	$-	$-	$23,291,300	$-	$-	$23,291,300
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	23,291,300	-	-	23,291,300

Total	$-	$7,250,000	$12,688,246	$193,570,911	$34,620,000	$495,000	$248,624,157

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Governmental Issuer Loans
Performing	$-	$13,600,000	$90,779,628	$115,322,594	$-	$-	$219,702,222
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	13,600,000	90,779,628	115,322,594	-	-	219,702,222

Taxable Governmental Issuer Loans
Performing	$-	$-	$13,157,672	$-	$-	$-	$13,157,672
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	13,157,672	-	-	-	13,157,672

Property Loans
Performing	$7,250,000	$7,830,000	$40,489,611	$-	-	$-	$55,569,611
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$-	495,000	495,000
Subtotal	7,250,000	7,830,000	40,489,611	-	-	495,000	56,064,611

Unfunded Commitments
Performing	$-	$-	$49,700,000	$-	$-	$-	$49,700,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	49,700,000	-	-	-	49,700,000

Total	$7,250,000	$21,430,000	$194,126,911	$115,322,594	$-	$495,000	$338,624,505

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs, taxable GILs, and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of March 31, 2025, except as noted below. The Partnership currently has two property loans on nonaccrual status.

During the three months ended March 31, 2025 and 2024, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of March 31, 2025 and December 31, 2024, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of March 31, 2025 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $7.1 million as of March 31, 2025 and December 31, 2024.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through an allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$4,128,849	$9,910,079
Recovery of prior credit loss (1)	(16,967)	(17,155)
Balance, end of period (2)	$4,111,882	$9,892,924

(1)
The Partnership compared the present value of cash flows expected to be collected to the amortized cost basis of the Live 929 Apartments Series 2022A MRB, which indicated a recovery of value. As the recovery was identified prior to the effective date of the CECL standard, the Partnership will accrete the recovery of prior credit loss into investment income over the term of the MRB.
(2)
The allowance for credit losses as of March 31, 2025 was related to the Live 929 Apartments – 2022A MRB. The allowance for credit losses as of March 31, 2024 was related to the Provision Center 2014-1 MRB and the Live 929 Apartments – 2022A MRB

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accounts payable	$1,504,796	$2,183,546
Accrued expenses	3,512,121	5,076,445
Accrued interest expense	7,113,851	7,529,123
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 10)	118,000	186,000
Derivative instruments at fair value (Note 15)	1,400,096	609,766
Other liabilities	1,316,119	1,299,266
Total accounts payable, accrued expenses and other liabilities	$21,561,605	$23,480,768

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

12. Secured Lines of Credit

The following tables summarize the Partnership’s LOCs as of March 31, 2025 and December 31, 2024:

Secured Lines of Credit	Outstanding as of March 31, 2025	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
General LOC	$50,000,000	$50,000,000	June 2025 (1)	Variable (2)	Monthly	7.82%
Acquisition LOC	8,500,000	50,000,000	June 2025 (3)	Variable (4)	Monthly	6.82%
	$58,500,000	$100,000,000

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

General LOC

The Partnership has entered into a Secured Credit Agreement with a commitment of up to $50.0 million for the General LOC. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, seniors housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of March 31, 2025, the borrowing base exceeded $50.0 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of March 31, 2025. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of March 31, 2025.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing Bankers Trust Company with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of March 31, 2025.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of March 31, 2025 and December 31, 2024:

		Outstanding Debt Financings as of March 31, 2025, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M33 TEBS		$27,966,555	$2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		206,893,980	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		234,860,535							4.25%

2024 PFA Securitization Transaction		$72,706,663	$370,000	2039	Fixed	Yes	N/A	N/A	4.90%

TEBS Residual Financing		$51,246,605	$18,000	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$22,965,161	(3)	2025	Variable	No	4.60%	1.78%	6.38%
The Park at Sondrio - Series 2022A		30,445,599	(3)	2028	Variable	Yes	3.15%	1.43%	4.58%
The Park at Vietti - Series 2022A		21,560,963	(3)	2028	Variable	Yes	3.15%	1.43%	4.58%
Residency at the Entrepreneur MRBs		34,060,000	(3)	2028	Variable	Yes	3.15%	1.45%	4.60%
Legacy Commons at Signal Hills GIL		31,155,000	(3)	2025	Variable	Yes	3.15%	0.91%	4.06%
Residency at Empire MRBs		48,430,019	(3)	2028	Variable	Yes	3.15%	1.42%	4.57%
The Ivy Apartments		24,368,688	(3)	2028	Variable	Yes	3.15%	1.44%	4.59%
Windsor Shores Apartments		17,213,483	(3)	2028	Variable	Yes	3.15%	1.44%	4.59%
Village at Hanford Square		7,781,494	(3)	2026	Variable	Yes	3.15%	1.44%	4.59%
MaryAlice Circle Apartments		4,702,520	(3)	2026	Variable	Yes	3.15%	1.44%	4.59%
Meadow Valley		31,472,062	(3)	2026	Variable	Yes	3.15%	1.44%	4.59%
40rty on Colony		4,452,924	(3)	2026	Variable	Yes	3.15%	1.44%	4.59%
Sandy Creek Apartments GIL		9,646,453	(3)	2026	Variable	Yes	3.15%	1.44%	4.59%
Residency at the Mayer MRBs		33,808,738	(3)	2026	Variable	Yes	3.15%	1.19%	4.34%
The Safford		34,304,607	(3)	2026	Variable	Yes	3.15%	1.44%	4.59%
Avistar at Wood Hollow - Series A		32,149,200	(3)	2027	Variable	Yes	3.15%	1.44%	4.59%
Live 929		53,092,000	(3)	2027	Variable	Yes	3.15%	1.18%	4.33%
Woodington Gardens - Series A-1		24,850,356	(3)	2027	Variable	Yes	3.15%	1.44%	4.59%
Aventine Apartments		7,564,303	(3)	2027	Variable	Yes	3.15%	1.44%	4.59%
Avistar at Copperfield - Series A		11,196,949	(3)	2027	Variable	Yes	3.15%	1.68%	4.83%
Avistar at Wilcrest - Series A		4,240,948	(3)	2027	Variable	Yes	3.15%	1.68%	4.83%
Trust 2024-XF3219	(4)	46,478,701	(3)	2027	Variable	No	4.60%	1.79%	6.39%
The Centurion Foundation		5,053,902	(3)	2027	Variable	No	4.60%	1.79%	6.39%
Avistar at the Crest - Series A		7,218,816	(3)	2027	Variable	Yes	3.15%	1.44%	4.59%
Avistar on the Blvd - Series A		12,021,389	(3)	2027	Variable	Yes	3.15%	1.44%	4.59%
Avistar on the Hills - Series A		3,989,156	(3)	2027	Variable	Yes	3.15%	1.44%	4.59%
Avistar at the Oaks - Series A		5,841,210	(3)	2027	Variable	Yes	3.15%	1.44%	4.59%
Avistar in 09 - Series A		5,039,248	(3)	2027	Variable	Yes	3.15%	1.44%	4.59%
Barclays Capital Inc.:
Trust 2021-XF2953	(5)	17,722,363	-	2026	Variable	No	4.45%	1.27%	5.72%
Poppy Grove I GIL		32,682,943	-	2026	Variable	Yes	3.80%	1.25%	5.05%
Poppy Grove II GIL		19,225,398	-	2026	Variable	Yes	3.80%	1.25%	5.05%
Poppy Grove III GIL		34,575,943	-	2026	Variable	Yes	3.80%	1.25%	5.05%
Village Point		18,395,477	-	2026	Variable	Yes	3.80%	1.61%	5.41%
Subtotal/Weighed Average Period End Rate		697,706,013							4.84%

Total		$1,056,519,816
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
(3)
The Partnership has restricted cash totaling approximately $12.7 million related to its ISDA master agreement with Mizuho based on Mizuho’s valuations of the underlying assets and the Partnership’s derivative financial instruments.
(4)
The TOB trust is securitized by three MRBs, nine taxable MRBs, and one property loan.
(5)
The TOB trust is securitized by the Poppy Grove I taxable GIL, Poppy Grove II taxable GIL and Poppy Grove III taxable GILs.

		Outstanding Debt Financings as of December 31, 2024, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M33 TEBS		$28,153,143	$2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		207,487,593	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		235,640,736							4.25%

2024 PFA Securitization Transaction		$72,928,607	$499,000	2039	Fixed	Yes	N/A	N/A	4.90%

TEBS Residual Financing		$51,574,033	$265,000	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$23,353,548	(3)	2025	Variable	No	4.60%	1.78%	6.38%
The Park at Sondrio - Series 2022A		30,439,932	(3)	2025	Variable	Yes	3.94%	1.43%	5.37%
The Park at Vietti - Series 2022A		21,556,510	(3)	2025	Variable	Yes	3.94%	1.43%	5.37%
Residency at the Entrepreneur MRBs		34,060,000	(3)	2025	Variable	Yes	3.94%	1.45%	5.39%
Legacy Commons at Signal Hills GIL		31,155,000	(3)	2025	Variable	Yes	3.94%	0.91%	4.85%
Osprey Village GIL		49,475,000	(3)	2025	Variable	Yes	3.94%	1.19%	5.13%
Residency at Empire MRBs		42,456,840	(3)	2026	Variable	Yes	3.94%	1.42%	5.36%
The Ivy Apartments		24,364,083	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Windsor Shores Apartments		17,209,991	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Village at Hanford Square		7,777,224	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
MaryAlice Circle Apartments		4,698,486	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Meadow Valley		30,709,433	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
40rty on Colony		4,450,508	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Sandy Creek Apartments GIL		9,640,533	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Residency at the Mayer MRBs		33,806,861	(3)	2026	Variable	Yes	3.94%	1.19%	5.13%
The Safford		29,772,042	(3)	2026	Variable	Yes	3.94%	1.44%	5.38%
Avistar at Wood Hollow - Series A		32,254,020	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Live 929		53,092,000	(3)	2027	Variable	Yes	3.94%	1.18%	5.12%
Woodington Gardens - Series A-1		24,841,650	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Aventine Apartments		7,560,184	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Avistar at Copperfield - Series A		11,232,828	(3)	2027	Variable	Yes	3.94%	1.68%	5.62%
Avistar at Wilcrest - Series A		4,255,827	(3)	2027	Variable	Yes	3.94%	1.68%	5.62%
Trust 2024-XF3219	(4)	46,436,706	(3)	2027	Variable	No	4.60%	1.79%	6.39%
The Centurion Foundation		5,051,557	(3)	2027	Variable	No	4.60%	1.79%	6.39%
Avistar at the Crest - Series A		7,240,898	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Avistar on the Blvd - Series A		12,060,628	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Avistar on the Hills - Series A		4,001,672	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Avistar at the Oaks - Series A		5,858,331	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Avistar in 09 - Series A		5,053,972	(3)	2027	Variable	Yes	3.94%	1.44%	5.38%
Barclays Capital Inc.:
Trust 2021-XF2953	(5)	28,254,089	-	2025	Variable	No	4.45%	1.27%	5.72%
Poppy Grove I GIL		28,545,470	-	2025	Variable	Yes	4.05%	1.25%	5.30%
Poppy Grove II GIL		17,231,470	-	2025	Variable	Yes	4.05%	1.25%	5.30%
Poppy Grove III GIL		26,838,470	-	2025	Variable	Yes	4.05%	1.25%	5.30%
Village Point		18,394,018	-	2025	Variable	Yes	4.05%	1.61%	5.66%
Subtotal/Weighed Average Period End Rate		733,129,781							5.43%

Total		$1,093,273,157
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
(4)
The TOB trust is securitized by three MRBs, nine taxable MRBs, and one property loan.
(5)
The TOB trust is securitized by the Willow Place GIL & Supplemental GIL, Poppy Grove I taxable GIL, Poppy Grove II taxable GIL and Poppy Grove III taxable GIL.

The TOBs, term TOB, TEBS Financings, TEBS Residual Financing, and 2024 PFA Securitization Transaction are consolidated VIEs of the Partnership (Note 3). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOB, term TOB, TEBS Financings, TEBS Residual Financing, and 2024 PFA Securitization Transaction on the Partnership's condensed consolidated financial statements. See information regarding the MRBs, GILs, property loans, taxable MRBs and taxable GILs securitized within the TOB, term TOB, TEBS Financings, TEBS Residual Financing, and 2024 PFA Securitization Transaction in Notes 4, 5, 6 and 9, respectively.

As the residual interest holder in the TOBs, term TOB, and TEBS Financings, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities, or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the Partnership may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the underlying collateral will be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The shortfall on each TEBS financing is limited to the Partnership’s residual interest. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts with Mizuho and Barclays are subject to respective ISDA master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests must maintain a certain value in relation to the total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of March 31, 2025.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. The Partnership had posted approximately $12.7 million and $15.8 million of cash collateral with Mizuho as of March 31, 2025 and December 31, 2024, respectively. There was no required cash collateral posted with Barclays as of March 31, 2025 or December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Partnership posted restricted cash as contractually required under the terms of the TEBS Financings.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Three Months of 2025

New Debt Financings:

In February 2025, the Partnership deposited the re-allocated GIL principal of Poppy Grove I, Poppy Grove II, and Poppy Grove III (Note 5) into the TOB financing Trust 2021-XF2953 and received debt financing proceeds of approximately $10.2 million. The proceeds were used to paydown debt associated with the Poppy Grove I, Poppy Grove II, and Poppy Grove III taxable GILs that were also within the TOB financing Trust 2021-XF2953.

In March 2025, the Partnership transferred the re-allocated GIL principal of Poppy Grove I, Poppy Grove II, and Poppy Grove III (Note 5) from TOB financing Trust 2021-XF2953 to the respective Poppy Grove I GIL, Poppy Grove II GIL, and Poppy Grove III GIL TOB Trust financings for proceeds of $10.2 million.

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the repayment of underlying assets during the three months ended March 31, 2025:

Debt Financing	Debt Facility	Month	Principal Paydown Applied
Trust 2024-XF3219 - Sandy Creek Taxable Loan	TOB Trust	January 2025	$5,795,000
Osprey Village GIL	TOB Trust	January 2025	49,475,000
Trust 2021-XF2953 - Willow Place Apartments GIL	TOB Trust	January 2025	16,535,000
Trust 2021-XF2953 - Willow Place Apartments Supplemental GIL	TOB Trust	January 2025	1,200,000
Trust 2021-XF2953 - Poppy Grove I GIL	TOB Trust	March 2025	4,160,000
Trust 2021-XF2953 - Poppy Grove II GIL	TOB Trust	March 2025	1,440,000
Trust 2021-XF2953 - Poppy Grove III GIL	TOB Trust	March 2025	4,560,000
SoLa Impact Opportunity Zone Fund property loan	TOB Trust	March 2025	390,000
			$83,555,000

Refinancing Activity:

In February 2025, the Partnership executed an extension of the maturity dates of The Park at Vietti - Series 2022A, The Park at Sondrio - Series 2022A, Residency at Empire MRBs, Windsor Shores Apartments, The Ivy Apartments, and Residency at the Entrepreneur MRBs TOB trust financings to January 2028. There were no additional changes to terms or fees associated with the extensions.

The Partnership executed three-month extensions of the maturity dates of the Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL, and Village Point to January 2026. There were no additional changes to terms or fees associated with the extensions.

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

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the repayment of underlying assets during the three months ended March 31, 2024:

Debt Financing	Debt Facility	Month	Principal Paydown Applied
Hope on Avalon GIL	TOB Trust	January 2024	$18,712,000
Trust 2021-XF2926 - Hope on Avalon taxable GIL	TOB Trust	January 2024	9,515,000
Trust 2021-XF2939 - Osprey Village property loan	TOB Trust	February 2024	12,365,000
Trust 2021-XF2939 - Osprey Village Supplemental property loan	TOB Trust	February 2024	3,795,000
Trust 2021-XF2953 - Willow Place property loan	TOB Trust	February 2024	15,080,000
Trust 2021-XF2926 - Legacy Commons at Signal Hills property loan	TOB Trust	February 2024	28,985,000
Trust 2021-XF2939 - Residency at the Mayer Series A-T	TOB Trust	March 2024	9,480,000
SoLa Impact Opportunity Zone Fund	TOB Trust	March 2024	350,000
			$98,282,000

Future Maturities

The Partnership’s contractual maturities of borrowings as of March 31, 2025 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2025	$214,308,471
2026	155,370,434
2027	194,311,705
2028	155,590,360
2029	10,606,158
Thereafter	331,138,658
Total	1,061,325,786
Unamortized deferred financing costs and debt premium	(4,805,970)
Total debt financing, net	$1,056,519,816

14. Mortgages Payable

The following is a summary of the Partnership's mortgage payable, net of deferred financing costs, as of March 31, 2025 and December 31, 2024:

Property Mortgage Payables	Outstanding Mortgage Payable as of March 31, 2025, net	Outstanding Mortgage Payable as of December 31, 2024, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos (1)	$310,219	$1,664,347	2020	November 2025	Variable	8.25%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 3).

In February 2025, Vantage at San Marcos paid down approximately $1.4 million outstanding principal of the associated mortgage payable with proceeds from sale of a parcel of land.

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the realized and unrealized gains and losses of the Partnership's derivative instruments for the three months ended March 31, 2025 and 2024:

	For the Three Months ended March 31, 2025
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(847,059)	$3,883,196	$3,036,137

	For the Three Months ended March 31, 2024
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(1,663,449)	$(4,604,445)	$(6,267,894)
Interest rate cap	-	230	230
Total	$(1,663,449)	$(4,604,215)	$(6,267,664)

The value of the Partnership’s interest rate swaps are subject to mark-to-market collateral posting provisions in conjunction with the Partnership’s respective ISDA master agreements with Mizuho and Barclays. See Note 20 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative instruments are presented within “Other assets” and “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

Interest Rate Swap Agreements

The Partnership has entered into multiple interest rate swap agreements to mitigate interest rate risk associated with variable rate TOB trust financings. No fees were paid to the counterparties upon closing of the interest rate swaps. The Partnership previously entered into an interest rate cap agreement to mitigate its exposure to interest rate risk associated with a variable rate debt financing facility.

The following tables summarize the Partnership’s interest rate derivative agreements as of March 31, 2025 and December 31, 2024:

		Fair Value as of March 31, 2025
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	412,171,424	$3,831,729	$(1,400,096)	2.44

		Fair Value as of December 31, 2024
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	416,989,686	$6,980,820	$(609,766)	2.68

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of March 31, 2025:

Year	Average Notional	Weighted Average Fixed Rate Paid
Remainder of 2025	$307,461,918	3.38%
2026	300,528,466	3.42%
2027	217,943,332	3.50%
2028	155,697,132	3.55%
2029	119,142,299	3.47%
2030	19,392,800	3.77%
2031	11,799,667	3.79%
2032	9,583,000	3.71%
2033	6,577,667	3.84%
2034	2,537,500	3.91%

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The Partnership had no bond purchase commitments as of December 31, 2024. The following table summarizes the Partnership’s bond purchase commitments as of March 31, 2025:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of March 31, 2025
Kindred Apartments	March 2025	$21,921,000	6.875%	December 2027	$-

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership’s remaining non-cancelable commitments for GILs, taxable GILs and property loans are subject to an allowance for credit losses, which was approximately $118,000 as of March 31, 2025. See Note 10 for additional information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of March 31, 2025:

Property Name	Commitment Date	Asset Maturity Date	Interest Rate	Total Commitment	Remaining Commitment as of March 31, 2025
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	$44,000,000	$1,935,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (1)	47,000,000	18,350,000
Subtotal				91,000,000	20,285,000

Taxable Mortgage Revenue Bonds
Residency at Empire - Series BB-T	December 2022	December 2025 (2)	7.45%	$9,404,500	$8,404,500

Governmental Issuer Loans
Poppy Grove III	September 2022	October 2025	6.78%	$44,819,507	$1,569,507
Natchitoches Thomas Apartments	December 2024	July 2027 (2)	7.92%	19,000,000	12,500,000
Subtotal				63,819,507	14,069,507

Taxable Governmental Issuer Loans
Poppy Grove II	September 2022	October 2025	6.78%	$9,141,300	$3,941,300
Poppy Grove III	September 2022	October 2025	6.78%	18,780,493	17,780,493
Natchitoches Thomas Apartments	December 2024	July 2027 (2)	7.92%	4,000,000	3,000,000
Subtotal				31,921,793	24,721,793

Property Loans
Sandoval Flats	November 2024	December 2027 (2)	7.48%	$29,846,000	$28,846,000

Equity Investments
Vantage at San Marcos (3), (4)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Freestone Greeley (4)	October 2022	N/A	N/A	16,035,710	10,562,345
Freestone Ladera	December 2023	N/A	N/A	17,097,624	1,161,484
Subtotal				43,047,863	20,667,743

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027	6.875%	$21,921,000	$21,921,000

Total Commitments				$290,960,663	$138,915,543
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
(4)
A development site has been identified for this property but construction had not commenced as of March 31, 2025.

In addition, the Partnership is committed to funding 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s capital will be contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. As of March 31, 2025, the Partnership’s maximum capital commitment is approximately $8.3 million. However, the maximum commitment may increase if additional third-party capital commitments are obtained by the Construction Lending JV.

Construction Loan Guaranties

The Partnership entered into limited guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guaranties if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the Partnership believes the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of March 31, 2025:

Borrower	Guaranty Maturity	Maximum Balance Available on Loan	Loan Balance as of March 31, 2025	Partnership's Maximum Exposure as of March 31, 2025	Guaranty Terms
Vantage at McKinney Falls	2026	$35,850,000	$35,850,000	$17,925,000	(1)
Vantage at Hutto	2026	35,000,000	35,000,000	$17,500,000	(1)
Vantage at Loveland	2026	47,000,000	47,000,000	$23,500,000	(1)
(1)
The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $6.3 million at the end of each quarter. The Partnership was in compliance with these requirements as of March 31, 2025. The Partnership has also provided indemnification to the lender for various costs including interest expenses, environmental non-compliance and remediation during the term. The Partnership has also provided indemnification to the lender for Vantage at McKinney Falls and Vantage at Loveland for certain operating costs.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of March 31, 2025:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of March 31, 2025
Ohio Properties	2026	$1,609,695
Greens of Pine Glen, LP	2027	1,278,767

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan was paid off in June 2024, and the Partnership does not have exposure as of March 31, 2025. The mortgage support is in the form of a forward loan purchase agreement upon maturity of the mortgage. The reported value of the credit guaranty was approximately $317,000 and $319,000 as of March 31, 2025 and December 31, 2024, respectively, and are included within other liabilities in the Partnership's condensed consolidated balance sheets. No additional contingent liability has been accrued because the likelihood of claims is remote. The Partnership's remaining forward loan purchase agreement expires in 2027 and its maximum exposure as of March 31, 2025 was approximately $21.1 million.

The Partnership has entered into various forward loan purchase agreements associated with construction loans for its investments in unconsolidated entities. Under these agreements, the Partnership will purchase a loan from the construction lender at maturity of the construction loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. The Partnership has the right to cure any defaults under the construction loan agreement that otherwise could accelerate the maturity of the construction loan. In addition, if the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. Certain forward loan purchase agreements are only effective upon the receipt by the property of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. Total construction loan balances associated with effective forward loan purchase agreements are $104.5 million as of March 31, 2025. The Partnership has not recorded any non-contingent or contingent liabilities related to the forward loan purchase agreements as such amounts are deemed minimal.

17. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. If declared by the General Partner, distributions to the holders of Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, are paid quarterly at annual fixed rates of 3.0%, 3.0% and 5.75%, respectively. The Partnership did not have any outstanding Series A Preferred Units as of March 31, 2025 and does not expect to issue any new Series A Preferred Units in the future.

The Partnership filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 27, 2024. The Partnership has issued 2,000,000 Series B Preferred Units under this offering as of March 31,2025.

The following table summarizes the Partnership’s outstanding Preferred Units as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	$10.00	January 2030
February 2024	500,000	5,000,000	5.75%	10.00	February 2030
March 2025	2,000,000	20,000,000	5.75%	10.00	March 2031
Total Series B Preferred Units	4,250,000	42,500,000

Redeemable Preferred Units outstanding as of March 31, 2025	9,750,000	$97,500,000

	December 31, 2024
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	17,500,000	5.75%	10.00
February 2024	500,000	5,000,000	5.75%	10.00
Total Series B Preferred Units	2,250,000	22,500,000

Redeemable Preferred Units outstanding as of December 31, 2024	7,750,000	$77,500,000

18. Restricted Unit Awards

The Partnership’s Equity Incentive Plan permits the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers for up to 1.0 million BUCs. As of March 31, 2025, there were approximately 185,000 restricted units and other awards available for future issuance under the Equity Incentive Plan. RUAs have historically been granted with vesting conditions ranging from three months to up to three years. Unvested RUAs are typically entitled to receive distributions during the restriction period. The Equity Incentive Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Equity Incentive Plan participant.

The fair value of each RUA is estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $234,000 and $332,000 for the three months ended March 31, 2025 and 2024, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity for the three months ended March 31, 2025 and for the year ended December 31, 2024:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2024	95,600	18.18
Granted	109,581	16.62
Vested	(105,722)	17.70
Unvested as of December 31, 2024	99,459	16.96
Granted	142,102	12.36
Forfeited	(15,350)	14.46
Unvested as of March 31, 2025	226,211	$14.24

The unrecognized compensation expense related to unvested RUAs granted under the Equity Incentive Plan was approximately $2.2 million as of March 31, 2025. The remaining compensation expense is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of unvested RUAs was approximately $2.8 million as of March 31, 2025.

19. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to the General Partner, Greystone Manager, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reported in the Partnership's condensed consolidated financial statements for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Partnership administrative fees paid to the General Partner (1)	$1,598,000	$1,486,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	64,000	20,000
Referral fees paid to an affiliate (3)	-	-
Servicing fees paid to an affiliate (4)	11,000	-

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

The General Partner receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Investment/mortgage placement fees earned by the General Partner (1)	$164,000	$25,000
(1)
The General Partner received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

As of March 31, 2025, Greystone Servicing, an affiliate of the Partnership, has forward committed to purchase six of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing and Freddie Mac. Greystone Servicing purchased the following GILs during the three months ended March 31, 2025, including principal and accrued interest:

•
Willow Place GIL for approximately $20.8 million in January 2025; and
•
Osprey Village GIL for approximately $60.4 million in January 2025.

An affiliate of the Partnership, Greystone Bridge Lending Fund Manager LLC, entered into an investment management agreement in October 2024 to provide various investment management services for the Construction Lending JV. No fees were paid to Greystone Bridge Lending Fund Manager LLC during the three months ended March 31, 2025.

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

The Partnership reported receivables due from unconsolidated entities of approximately $162,000 and $98,000 as of March 31, 2025 and December 31, 2024, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $614,000 and $1,182,000 as of March 31, 2025 and December 31, 2024, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2025 and December 31, 2024, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2025 and December 31, 2024 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Mortgage revenue bonds	3.4% - 8.4%	3.7% - 8.4%	5.5%	5.5%
Taxable mortgage revenue bonds	6.6% - 11.5%	7.1% - 11.9%	8.3%	8.7%
Bond purchase commitments	6.9%	n/a	6.9%	n/a
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

The effect of the Partnership’s interest rate cap was to set a cap, or upper limit, subject to performance of the counterparty, on the base rate of interest paid on the Partnership’s variable rate debt financings equal to the notional amount of the derivative agreement. The Partnership used a third-party pricing service to value the interest rate cap. The inputs into the interest rate cap agreements valuation model included SOFR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms. The fair value was based on a model with inputs that are not observable and therefore the interest rate cap is categorized as a Level 3 asset.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 are summarized as follows:

	Fair Value Measurements as of March 31, 2025
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,022,563,964	$-	$-	$1,022,563,964
Taxable mortgage revenue bonds (reported within other assets)	34,416,164	-	-	34,416,164
Derivative instruments (reported within other assets)	3,831,729	-	3,831,729	-
Derivative swap liability (reported within other liabilities)	(1,400,096)	-	(1,400,096)	-
Bond purchase commitments (reported within other liabilities)	-	-	-	-
Total Assets and Liabilities at Fair Value, net	$1,059,411,761	$-	$2,431,633	$1,056,980,128

The following table summarizes the activity related to Level 3 assets for the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance January 1, 2025	$1,026,483,796	$-	$26,671,085	$1,053,154,881
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	22,059	-	(3,312)	18,747
Included in other comprehensive income	(6,121,797)	-	486,738	(5,635,059)
Purchases and advances	14,101,043	-	7,400,000	21,501,043
Settlements and redemptions	(11,921,137)	-	(138,347)	(12,059,484)
Ending Balance March 31, 2025	$1,022,563,964	$-	$34,416,164	$1,056,980,128
Total amount of gains for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on March 31, 2025	$16,967	$-	$-	$16,967

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are summarized as follows:

	Fair Value Measurements as of December 31, 2024
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,026,483,796	$-	$-	$1,026,483,796
Taxable mortgage revenue bonds (reported within other assets)	26,671,085	-	-	26,671,085
Derivative instruments (reported within other assets)	6,980,820	-	6,980,820	-
Derivative swap liability (reported within other liabilities)	(609,766)	-	(609,766)	-
Total Assets and Liabilities at Fair Value, net	$1,059,525,935	$-	$6,371,054	$1,053,154,881

The following table summarizes the activity related to Level 3 assets and liabilities for the three months ended March 31, 2024:

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

The Partnership considered the Natchitoches Thomas Apartments GIL and taxable GIL to be available-for-sale securities as of March 31, 2025 and December 31, 2024. The Partnership also considered the Sandoval Flats property loan to be held-for-sale as of March 31, 2025 and December 31, 2024. These assets are reported at fair value as of March 31, 2025 and December 31, 2024, which in all cases, approximated the carrying value with no unrealized gains or losses.

Total gains and losses included in earnings for the derivative instruments are reported within “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $162.5 million and $22.8 million as of March 31, 2025, respectively. The estimated fair value of the GILs and taxable GILs was $226.7 million and $13.9 million as of December 31, 2024, respectively. The fair value of the construction financing property loans approximated amortized cost as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,056,519,816	$1,056,963,173	$1,093,273,157	$1,093,729,911
Secured lines of credit	58,500,000	58,500,000	68,852,000	68,852,000
Mortgages payable	310,219	310,219	1,664,347	1,664,347

21. Income Taxes

The Partnership recognizes income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Current income tax expense (benefit)	$(3,960)	$(4,196)
Deferred income tax expense (benefit)	1,227	2,998
Total income tax expense (benefit)	$(2,733)	$(1,198)

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of March 31, 2025 and December 31, 2024.

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

23. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Equity Incentive Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three months ended March 31, 2025 and 2024.

24. Segments

As of March 31, 2025, the Partnership had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. The Partnership’s chief operating decision maker is the Chief Executive Officer, who uses net income (loss) to monitor segment performance against budgeted results and to allocate resources. The chief operating decision maker uses this analysis to prioritize investments and guide strategic decisions by segment to ensure alignment with the Partnership’s overall objectives.

Affordable Multifamily Investments Segment

The Affordable Multifamily Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related taxable MRBs, taxable GILs, and property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the taxable MRBs, taxable GILs, and property loans, net of loan loss allowances, are reported as such on the Partnership's condensed consolidated balance sheets. As of March 31, 2025, the Partnership reported 83 MRBs and six GILs in this segment. As of March 31, 2025, the multifamily residential properties securing the MRBs and GILs contain a total of 10,842 and 894 multifamily rental units, respectively. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing Investments Segment

The Seniors and Skilled Nursing Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties and a property loan associated with a lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of March 31, 2025, the two properties securing the MRBs contain a total of 294 beds.

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

MF Properties Segment

The MF Properties segment consists primarily of student housing residential properties that were previously owned by the Partnership. As of March 31, 2025, the Partnership did not own any MF Properties. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment. Income tax expense for the Greens Hold Co is reported within this segment.

The following tables detail certain financial information for the Partnership’s reportable segments for the periods indicated:

	For the Three Months Ended March 31, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$17,636,796	$1,042,186	$3,199,185	$-	$21,878,167
Other interest income	2,097,852	190,313	-	-	2,288,165
Other income	958,825	-	-	-	958,825
Total revenues	20,693,473	1,232,499	3,199,185	-	25,125,157
Expenses:
Provision for credit losses	(179,000)	7,000	-	-	(172,000)
Depreciation and amortization	3,542	-	-	-	3,542
Interest expense	12,448,643	652,294	1,033,879	-	14,134,816
Net result from derivative transactions	2,503,968	532,169	-	-	3,036,137
General and administrative	4,570,261	-	-	-	4,570,261
Total expenses	19,347,414	1,191,463	1,033,879	-	21,572,756
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	5,220	-	5,220
Earnings (losses) from investments in unconsolidated entities	-	-	(233,334)	-	(233,334)
Income before income taxes	1,346,059	41,036	1,937,192	-	3,324,287
Income tax benefit	-	-	-	(2,733)	(2,733)
Segment net income (loss)	$1,346,059	$41,036	$1,937,192	$2,733	$3,327,020

	For the Three Months Ended March 31, 2024
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$16,900,668	$747,508	$1,624,169	$-	$19,272,345
Other interest income	3,003,838	-	-	-	3,003,838
Other income	94,471	-	-	-	94,471
Total revenues	19,998,977	747,508	1,624,169	-	22,370,654
Expenses:
Provision for credit losses	(806,000)	-	-	-	(806,000)
Depreciation and amortization	5,967	-	-	-	5,967
Interest expense	12,769,139	497,170	537,626	-	13,803,935
Net result from derivative transactions	(5,435,562)	(832,102)	-	-	(6,267,664)
General and administrative	4,930,388	-	-	-	4,930,388
Total expenses	11,463,932	(334,932)	537,626	-	11,666,626
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	50,000	-	50,000
Earnings (losses) from investments in unconsolidated entities	-	-	(106,845)	-	(106,845)
Income before income taxes	8,535,045	1,082,440	1,029,698	-	10,647,183
Income tax benefit	-	-	-	(1,198)	(1,198)
Segment net income (loss)	$8,535,045	$1,082,440	$1,029,698	$1,198	$10,648,381

The following table details total assets for the Partnership’s reportable segments as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Total assets
Affordable Multifamily Investments	$1,376,114,808	$1,428,627,104
Seniors and Skilled Nursing Investments	70,788,707	70,163,422
Market-Rate Joint Venture Investments	170,742,061	183,508,429
MF Properties	7,785,639	7,782,906
Consolidation/eliminations	(87,948,490)	(110,381,701)
Total assets	$1,537,482,725	$1,579,700,160

25. Subsequent Events

In April 2025, the Partnership sold the Natchitoches GIL and taxable GIL to the Construction Lending JV at par plus accrued interest. The Partnership also novated an interest rate swap associated with the expected TOB financing associated with these investment assets.

In April 2025, the Partnership removed the Sandy Creek Apartments property loan from the TOB Trust 2024-XF3219 and paid down principal and accrued interest of approximately $456,000 using available cash on hand. Subsequently, the borrower for the Sandy Creek Apartments property loan paid down all outstanding principal of approximately $588,000.

In May 2025, Vantage at Helotes, at the direction of its managing member, sold substantially all its assets to a non-profit entity that financed the purchase by issuing tax-exempt and taxable bonds. The Partnership received gross proceeds of approximately $17.1 million, inclusive of the return of capital contributions and accrued preferred return. The Partnership expects to recognize investment income of approximately $1.8 million and a gain on sale of approximately $163,000 in the second quarter of 2025, before settlement of final proceeds and expenses. In connection with the sale, the Partnership acquired the following MRBs:

Mortgage Revenue Bond Name	Month Acquired	Property Location	Units	Maturity Date	Fixed Interest Rate	Principal Acquired
Agape Helotes - Series A-1 MRB (1)	May 2025	Helotes, TX	288	1/1/2065	6.25%	$6,060,000
Agape Helotes - Series B MRB (2)	May 2025	Helotes, TX	288	1/1/2065	8.00%	7,289,945
						$13,349,945
(1)
The Agape Helotes - Series A-1 MRB was acquired at a discount of approximately $514,000 or 8.5% of par.
(2)
The Agape Helotes - Series B MRB is a capital appreciation bond, is subordinate to the Series A-1 and Series A-2 (held by third-party investors), and is payable from excess revenues of the underlying property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, all references to “we,” “us,” and the “Partnership” refer to Greystone Housing Impact Investors LP, its consolidated subsidiaries, and consolidated VIEs for all periods presented. The Partnership includes the assets, liabilities, and results of operations of the Partnership, our wholly owned subsidiaries and consolidated VIEs. All significant transactions and accounts between the Partnership, its subsidiaries, and consolidated VIEs have been eliminated in consolidation. See Note 2 and Note 3 to the Partnership’s condensed consolidated financial statements for further disclosures.

Executive Summary

The Partnership was formed in 1998 for the purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily, seniors housing and commercial properties. We also invest in GILs, which, similar to MRBs, provide financing for affordable multifamily and seniors housing properties. We expect and believe the interest received on these MRBs and GILs is excludable from gross income for federal income tax purposes. We also invest in other types of securities and investments that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by us and may or may not be secured by real estate. We also make JV Equity Investments for the construction, stabilization, and ultimate sale of market-rate multifamily and seniors housing properties. In addition, the Partnership may acquire and hold interests in multifamily, student or senior citizen residential MF Properties.

As of March 31, 2025, we had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	Percentage of Total	2024	Percentage of Total
Total revenues
Affordable Multifamily Investments	$20,693	82.4%	$19,999	89.4%
Seniors and Skilled Nursing Investments	1,232	4.9%	748	3.3%
Market-Rate Joint Venture Investments	3,199	12.7%	1,624	7.3%
MF Properties	-	0.0%	-	0.0%
Total revenues	$25,124		$22,371

Net income
Affordable Multifamily Investments	1,346	40.5%	8,536	80.1%
Seniors and Skilled Nursing Investments	41	1.2%	1,082	10.2%
Market-Rate Joint Venture Investments	1,937	58.2%	1,030	9.7%
MF Properties	3	0.1%	-	0.0%
Net income	$3,327		$10,648

During the three months ended March 31, 2025 and 2024, our net income was significantly impacted by unrealized losses on our derivative instrument portfolio, which primarily consists of interest rate swaps. Under the applicable accounting guidance, we report our derivatives at fair value as of each reporting date. The fair value is based on a model that considers observable indices and observable market trades for similar arrangements, such as publicly available current SOFR rates and forward SOFR swap rates. The period-over-period change in the fair value of each derivative that is not directly related to net cash settlements are recorded as unrealized (gains) losses within “Net result from derivative transactions” on our condensed consolidated statements of operations and is included as a component of our reported net income. Unrealized (gains) losses can be significant in periods of significant interest rate volatility.

We recorded unrealized losses from derivatives totaling $3.9 million during the three months ended March 31, 2025 and unrealized gains totaling $4.6 million for the three months ended March 31, 2024 primarily due to market interest rate changes between reporting dates. The 3-year SOFR swap rate is a reasonable proxy for our interest rate swap portfolio as a whole as our derivatives are primarily SOFR-denominated interest rate swaps and the weighted average life of our interest rate swap portfolio is typically between three and four years. The 3-year SOFR swap rate declined 0.40% from 4.05% as of December 31, 2024 to 3.65% as of March 31, 2025, resulting in a significant unrealized loss on our interest rate swap portfolio for the three months ended March 31, 2025. The 3-year SOFR swap rate increased 0.50% from 3.75% as of December 31, 2023 to 4.25% as of March 31, 2024, resulting in a significant unrealized gain on our interest rate swap portfolio for the three months ended March 31, 2024.

	For the Three Months Ended March 31,
	2025	2024
Unrealized (gains) losses from derivatives
Affordable Multifamily Investments	$3,267	$(3,904)
Seniors and Skilled Nursing Investments	616	(700)
Total unrealized (gains) losses from derivatives	$3,883	$(4,604)

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

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2025 and 2024:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended March 31, 2025
Mortgage revenue bond advances	3	$14,101	N/A	N/A	4
Mortgage revenue bond redemption	1	10,352	N/A	N/A	4
Governmental issuer loan advances	3	17,409	N/A	N/A	5
Governmental issuer loan redemptions	3	82,203	$67,210	N/A	5
Property loan paydowns	2	7,798	6,185	N/A	6
Investments in unconsolidated entities, net	4	5,621	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	11,400	N/A	N/A	7
Real estate asset sale proceeds	1	1,354	1,354	N/A	8
Taxable mortgage revenue bond advances	3	7,400	N/A	N/A	9
Taxable governmental issuer loan advances	3	21,700	N/A	N/A	9
Taxable governmental issuer loan paydowns	3	12,700	10,160	N/A	9

For the Three Months Ended March 31, 2024
Mortgage revenue bond acquisition and advances	5	$26,298	N/A	N/A	4
Governmental issuer loan advances	3	6,000	N/A	N/A	5
Governmental issuer loan redemption	1	23,390	$18,712	N/A	5
Property loan advances	2	3,073	N/A	N/A	6
Property loan redemptions and paydown	6	72,323	60,575	N/A	6
Investments in unconsolidated entities	7	6,960	N/A	N/A	7
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	9
Taxable mortgage revenue bond paydown	1	11,500	9,480	N/A	9
Taxable governmental issuer loan redemption	1	10,573	9,515	N/A	9

(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three months ended March 31, 2025 and 2024, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended March 31, 2025
Net paydown on Acquisition LOC	1	$10,352	Yes	12
Proceeds from TOB trust financings	8	48,435	Yes	13
Issuance of Series B Preferred Units	1	20,000	Yes	17

For the Three Months Ended March 31, 2024
Net paydown on Acquisition LOC	2	$16,900	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	63,250	Yes	13
Interest rate swap executed	1	-	N/A	15
Issuance of Series B Preferred Units	1	5,000	N/A	17
Exchange of Series A Preferred Units for Series B Preferred Units	1	17,500	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	1,055	N/A	N/A

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

Asset Type	For the Period from January 1, 2022, through March 31, 2025
MRBs and taxable MRBs	$233,375,500
GILs, taxable GILs and property loans	212,205,554
Total	$445,581,054

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of March 31, 2025:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,814	5,995	9,001	10,267	88%	68	11	$928,095,923	60%
GILs, taxable GILs and related property loans	-	894	894	894	100%	6	4	185,154,246	12%
Total	1,814	6,889	9,895	11,161	89%	74		$1,113,250,169	72%

Certain investments may be eligible for regulatory credit under the CRA to help meet the credit needs of the communities in which they exist, including low- and moderate-income neighborhoods. See “Community Investments” in this Item 2 below for further information regarding assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA.

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

Greystone and the Partnership are committed to building a workplace that allows all employees to feel supported and valued, regardless of any identity, by focusing on our culture of ‘where people matter’ to build belonging. Specific initiatives include training and employee resources groups to support our workforce as well as a formal Culture and Community Committee and Culture and Community Executive Advisory Council to lead and advise all belonging related work, events, and learning. Of the 16 employees of Greystone Manager responsible for the Partnership’s operations, four are women and two employees identify as ethnically diverse.

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

The Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The Audit Committee and Board of Managers have had 100% attendance during 2024 and to date in 2025.

Results of Operations

The tables and following discussions of our changes in results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table compares our revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues and Other Income:
Investment income	$21,878	$19,272	$2,606	13.5%
Other interest income	2,288	3,004	(716)	-23.8%
Other income	959	94	865	920.2%
Gain on sale of investments in unconsolidated entities	5	50	(45)	-90.0%
Earnings (losses) from investments in unconsolidated entities	(233)	(107)	(126)	117.8%
Total Revenues and Other Income	$24,897	$22,313	$2,584	11.6%

Total Revenues and Other Income comparison for the three months ended March 31, 2025 and 2024

Investment income. The increase in investment income for the three months ended March 31, 2025 as compared to the same period in 2024 was due to the following factors:

•
An increase of approximately $2.9 million in interest income from recent MRB advances, offset by a decrease of approximately $745,000 in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $1.9 million in interest income due to recent GIL redemptions, offset by an increase of approximately $830,000 in interest income from recent GIL investments;
•
An increase of approximately $1.6 million of investment income related to unconsolidated entities consisting of:
o
An increase of approximately $1.9 million of investment income due to a preferred return distribution from Vantage at Loveland in March 2025;
o
A decrease of approximately $1.0 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2024 and 2025; and
o
An increase of approximately $651,000 in investment income related to preferred returns on equity contributions during 2024 and 2025.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The decrease in other interest income for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to:

•
A decrease of approximately $308,000 from lower average property loan, taxable MRB and taxable GIL investment balances of approximately $10.7 million; and
•
A decrease of approximately $408,000 in other interest income due to decreasing interest earned on cash balances.

Other income. Other income for the three months ended March 31, 2025 and 2024 related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates.

Gain on sale of investments in unconsolidated entities. The gain on sale of JV Equity Investments for the three months ended March 31, 2025 and 2024 is primarily related to final settlements of the Vantage at Coventry sale that occurred in January 2023.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase for the three months ended March 31, 2025 as compared to the same period in 2024 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and non-capitalized and interest expense at Freestone Cresta Bella as the property commenced operations in September 2024.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Expenses:
Provision for credit losses	(172)	(806)	634	-78.7%
Depreciation	4	6	(2)	-33.3%
Interest expense	14,135	13,804	331	2.4%
Net result from derivative transactions	3,036	(6,268)	9,304	N/A
General and administrative	4,570	4,930	(360)	-7.3%
Total Expenses	$21,573	$11,666	$9,907	84.9%

Total Expenses comparison for the three months ended March 31, 2025 and 2024

Provision for credit losses. The provision for credit losses for the three months ended March 31, 2025 and 2024 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and was primarily due to GIL and property loan redemptions during 2024 and 2025, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Depreciation expense. Depreciation expense for the three months ended March 31, 2025 and 2024 related to furniture and equipment owned by the Partnership.

Interest expense. The increase in interest expense for the three months ended March 31, 2025 as compared to the same period in 2024 was due primarily to the following factors:

•
An increase of approximately $2.1 million due to an increase in the average outstanding principal of our debt financing instruments of approximately $106.3 million; and
•
A decrease of approximately $1.8 million due to lower average interest rates on debt financing.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Realized (gains) losses on derivatives, net	$(847)	$(1,663)
Unrealized (gains) losses on derivatives, net	3,883	(4,604)
Net result from derivative transactions	$3,036	$(6,267)

Realized gains decreased during the three months ended March 31, 2025 as compared to the same period in 2024 due to generally decreasing interest rates during 2024. Unrealized losses on derivatives, net, were approximately $3.8 million for the three months ended March 31, 2025, compared to unrealized gains of approximately $4.6 million for the year ended March 31, 2024, resulting in increased losses of approximately $8.4 million between the two periods. The net increase in unrealized losses was attributable to lower interest rates in 2025 and beyond as compared to forward market interest rates as of March 31, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to decreases of approximately $230,000 in employee compensation and benefits, and approximately $240,000 in professional and consulting fees. These decreases were partially offset by an increase of approximately $112,000 in administration fees paid to the General Partner due to higher assets under management.

Income Tax Expense for the three months ended March 31, 2025 and 2024

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans and real estate assets. The Greens Hold Co sold its ownership interest in The 50/50 MF

Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the three months ended March 31, 2025 and 2024.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three months ended March 31, 2025 and 2024 (all per BUC amounts are presented giving effect to the BUCs Distributions on a retroactive basis for all periods presented):

	For the Three Months Ended March 31,
	2025	2024
Net income	$3,327,020	$10,648,381
Unrealized (gains) losses on derivatives, net	3,883,196	(4,604,215)
Depreciation expense	3,542	5,967
Provision for credit losses (1)	(172,000)	(806,000)
Amortization of deferred financing costs	381,334	367,418
Restricted unit compensation expense	234,047	332,321
Deferred income taxes	1,227	2,998
Redeemable Preferred Unit distributions and accretion	(760,679)	(767,241)
Tier 2 income allocable to the General Partner (2)	-	-
Recovery of prior credit loss (3)	(16,967)	(17,155)
Bond premium, discount and acquisition fee amortization, net of cash received	25,220	(40,475)
(Earnings) losses from investments in unconsolidated entities	233,334	106,845
Total CAD	$7,139,274	$5,228,844

Weighted average number of BUCs outstanding, basic	23,171,226	23,000,754
Net income per BUC, basic	$0.11	$0.42
Total CAD per BUC, basic	$0.31	$0.23
Cash Distributions declared, per BUC	$0.37	$0.368
BUCs Distributions declared, per BUC (4)	$-	$0.07

(1)
The adjustments reflect the change in allowances for credit losses under the CECL standard which requires the Partnership to update estimates of expected credit losses for its investment portfolio at each reporting date.

(2)
As described in Note 22 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner. There was no Tier 2 income for the three months ended March 31, 2025 and 2024.

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

Portfolio Information

The following tables summarize occupancy and other information regarding the properties underlying our various investments. The narrative discussion that follows provides a brief operating analysis of each investment as of and for the three months ended March 31, 2025 and 2024.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of March 31, 2025. Debt service on our MRBs for the non-consolidated stabilized properties was current as of March 31, 2025. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,		Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2025		2025	2024	2025	2024
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45		100%	91%	92%	93%
Courtyard (4)	CA	108		100%	98%	94%	95%
Glenview Apartments	CA	88		98%	92%	94%	85%
Harden Ranch (4)	CA	100		100%	100%	97%	96%
Harmony Court Bakersfield (4)	CA	96		93%	95%	94%	95%
Harmony Terrace (4)	CA	136		99%	99%	125%	134%
Las Palmas II (4)	CA	81		100%	100%	97%	98%
Montclair Apartments	CA	80		99%	99%	98%	107%
Montecito at Williams Ranch Apartments	CA	132		98%	99%	129%	119%
Montevista	CA	82		98%	94%	100%	100%
Ocotillo Springs	CA	75		100%	100%	99%	98%
San Vicente (4)	CA	50		100%	100%	96%	97%
Santa Fe Apartments	CA	89		90%	100%	94%	100%
Seasons at Simi Valley	CA	69		94%	99%	113%	123%
Seasons Lakewood (4)	CA	85		99%	99%	107%	111%
Seasons San Juan Capistrano (4)	CA	112		99%	98%	97%	105%
Solano Vista (4)	CA	96		90%	100%	94%	96%
Summerhill	CA	128		98%	96%	98%	97%
Sycamore Walk (4)	CA	112		99%	96%	95%	93%
The Village at Madera (4)	CA	75		96%	99%	105%	104%
Tyler Park Townhomes (4)	CA	88		98%	99%	98%	98%
Vineyard Gardens	CA	62		100%	100%	106%	107%
Wellspring Apartments (4), (5)	CA	88		98%	n/a	88%	n/a
Westside Village Market (4)	CA	81		100%	99%	98%	98%
Copper Gate Apartments	IN	129		97%	97%	96%	97%
Renaissance	LA	208		90%	87%	80%	84%
Live 929 Apartments	MD	575		94%	72%	95%	71%
Jackson Manor Apartments	MS	60		100%	95%	100%	91%
Silver Moon (4)	NM	151		96%	94%	95%	95%
Village at Avalon (4)	NM	240		98%	100%	98%	97%
Columbia Gardens	SC	188		81%	90%	81%	94%
Companion at Thornhill Apartments	SC	180		97%	99%	77%	84%
The Palms at Premier Park Apartments	SC	240		97%	99%	87%	84%
Village at River's Edge	SC	124		87%	94%	86%	95%
Willow Run	SC	200		84%	88%	66%	97%
Avistar at Copperfield	TX	192		92%	95%	87%	89%
Avistar at the Crest	TX	200		87%	95%	77%	88%
Avistar at the Oaks	TX	156		88%	99%	71%	90%
Avistar at the Parkway	TX	236		81%	82%	69%	69%
Avistar at Wilcrest	TX	88		85%	99%	78%	91%
Avistar at Wood Hollow	TX	409		83%	89%	70%	77%
Avistar in 09	TX	133		89%	98%	84%	96%
Avistar on the Boulevard	TX	344		82%	91%	70%	80%
Avistar on the Hills	TX	129		83%	95%	69%	90%
Bruton Apartments	TX	264		71%	84%	54%	65%
Concord at Gulfgate	TX	288		88%	94%	80%	87%
Concord at Little York	TX	276		79%	90%	74%	77%
Concord at Williamcrest	TX	288		84%	93%	77%	87%
Crossing at 1415	TX	112		80%	96%	68%	86%
Decatur Angle	TX	302		87%	82%	71%	62%
Esperanza at Palo Alto	TX	322		84%	86%	72%	71%
Heights at 515	TX	96		84%	94%	79%	85%
Heritage Square	TX	204		80%	94%	79%	84%
Oaks at Georgetown (4)	TX	192		87%	89%	70%	86%
15 West Apartments (4)	WA	120		99%	98%	97%	96%

MRB Seniors Housing and Skilled Nursing Properties-Stabilized (3)
Village Point (6)	NJ	120	(6)	85%	92%	n/a	n/a

		8,924		89.5%	91.9%	83.8%	86.7%
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
(4)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of December 31, 2024.
(5)
Physical and economic occupancy information is not available for the periods indicated as the related investment was recently acquired.
(6)
Village Point is a skilled nursing property with 120 beds in 92 units. Physical occupancy is based on the daily average of beds occupied during the last month of the period. Economic occupancy is not reported for skilled nursing properties.

Comparison of the three months ended March 31, 2025 and 2024

Physical occupancy as of March 31, 2025 decreased from the same period in 2024 due primarily to occupancy declines at various properties located in Texas - primarily in San Antonio and Houston where there have been large increases in the supply of available multifamily units in recent years. Overall higher vacancy levels in these markets is putting pressure on leasing at these properties. We observed new construction starts in these markets declined sharply starting in late 2023 and we expect that occupancy will recover once new unit supply declines in the near term. The properties are still current on debt service. However, if there are continuing declines in operating results of the properties such that the borrowers are unable to make contractual principal and interest payments on our MRBs, we may receive forbearance requests or experience MRB defaults. We may choose to provide support to the borrowers through supplemental property loans to prevent such MRB defaults, which will be considered on a case-by-case basis. We will continue to monitor results and discuss property operations with the individual borrowers.

Economic occupancy for the three months ended March 31, 2025 decreased from the same period in 2024 due primarily to decreases in rental revenue at various properties in Texas as a result of the declines in physical occupancy noted above. Willow Run reported a decline in economic occupancy due to significant bad debts recognized in the first quarter of 2025. Such declines were partially offset by improving economic occupancy at Live 929 Apartments as a result of higher physical occupancy.

Decatur Angle and Bruton Apartments continue to report low physical and economic occupancy, though Decatur Angle occupancy has improved in the most recent period. The properties are continuing to remove non-paying tenants now that local regulations permit tenant evictions. The removals have resulted in higher than historical bad debt write-offs, declines in physical occupancy, and high repairs and maintenance costs to ready units to be leased to new tenants. Bruton Apartments has also experienced an increase in local crime, which the borrower is actively working to deter. We continue to monitor and discuss property operations with the individual borrowers to assess progress towards resolving performance issues.

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2024. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 4.3% during the three months ended March 31, 2025 as compared to the same period in 2024, which is higher than average historical annual rent increases. However, we observed a decrease in same-property net rental revenue of 2.6% during the three months ended March 31, 2025 as compared to the same period in 2024 due to lower physical occupancy for the three months ended March 31, 2025 as compared to the same period in 2024.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of March 31, 2025, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of March 31, 2025, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,		Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2025		2025	2024	2025	2024
MRB Multifamily Properties-Non Stabilized (3)
MaryAlice Circle Apartments (4)	GA	98		79%	57%	n/a	n/a
Woodington Gardens Apartments (4)	MD	197		93%	n/a	89%	n/a
The Ivy Apartments	SC	212		87%	82%	55%	73%
The Park at Sondrio Apartments	SC	271		78%	73%	61%	59%
The Park at Vietti Apartments	SC	204		97%	82%	76%	54%
Windsor Shores Apartments	SC	176		95%	90%	80%	82%
Aventine Apartments (4), (5)	WA	68		84%	n/a	n/a	n/a
The Safford (4)	AZ	200		n/a	n/a	n/a	n/a
40rty on Colony - Series P (4)	CA	40		n/a	n/a	n/a	n/a
Residency at Empire (4)	CA	148		n/a	n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200		n/a	n/a	n/a	n/a
Residency at the Mayer (4)	CA	79		n/a	n/a	n/a	n/a
Village at Hanford Square (4)	CA	100		n/a	n/a	n/a	n/a
Handsel Morgan Village Apartments (4)	GA	45		n/a	n/a	n/a	n/a
		2,038

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	174	(6)	n/a	n/a	n/a	n/a

GIL Multifamily Properties-Non Stabilized (3)
Poppy Grove I (4)	CA	147		n/a	n/a	n/a	n/a
Poppy Grove II (4)	CA	82		n/a	n/a	n/a	n/a
Poppy Grove III (4)	CA	158		n/a	n/a	n/a	n/a
Natchitoches Thomas Apartments (4)	LA	120		n/a	n/a	n/a	n/a
Legacy Commons at Signal Hills	MN	247		95%	74%	76%	42%
Sandy Creek Apartments	TX	140		97%	87%	94%	81%
		894

Grand total		3,106
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
(4)
Physical and economic occupancy information is not available for the periods indicated as the related investment was under construction or rehabilitation, or was recently acquired.
(5)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of December 31, 2024.
(6)
Meadow Valley is a seniors housing property with 174 beds in 154 units.

As March 31, 2025, seven MRB multifamily properties and one MRB seniors housing property were under construction or recently acquired and have no operating metrics to report. Aventine Apartments, The Ivy Apartments, The Park at Sondrio Apartments, The Park at Vietti Apartments, Windsor Shores Apartments, and Woodington Gardens are currently undergoing tenant-in-place rehabilitations. The MaryAlice Circle Apartments MRB property is undergoing both rehabilitation and new construction phases.

As of March 31, 2025, four GIL properties were under construction or recently acquired and have no operating metrics to report. Sandy Creek Apartments is currently undergoing a tenant-in-place rehabilitation. Legacy Commons at Signal Hills has substantially completed construction and is in the lease-up phase.

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

					Physical Occupancy (1) as of March 31,
Property Name	State	Construction Completion Date	Planned Number of Units		2025	2024	Revenue For the Three Months Ended March 31, 2025 (2)	Sale Date	Per-unit Sale Price
Most Recent Property Sales
Vantage at Germantown	TN	March 2020	n/a		n/a	n/a	n/a	March 2021	$149,000
Vantage at Powdersville	SC	February 2020	n/a		n/a	n/a	n/a	May 2021	170,000
Vantage at Bulverde	TX	August 2019	n/a		n/a	n/a	n/a	August 2021	170,000
Vantage at Murfreesboro	TN	October 2020	n/a		n/a	n/a	n/a	March 2022	273,000
Vantage at Westover Hills	TX	July 2021	n/a		n/a	n/a	n/a	May 2022	(3)
Vantage at O'Connor	TX	June 2021	n/a		n/a	n/a	n/a	July 2022	201,000
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	n/a	n/a	June 2023	174,000
Vantage at Tomball	TX	April 2022	n/a		n/a	n/a	n/a	January 2025	148,000

Operating Properties
Vantage at Helotes	TX	November 2022	288		85%	87%	$1,114,159	n/a	n/a
Vantage at Fair Oaks	TX	May 2023	288		86%	74%	1,059,728	n/a	n/a
Vantage at Hutto	TX	December 2023	288		78%	60%	1,141,847	n/a	n/a
Vantage at McKinney Falls	TX	July 2024	288		65%	n/a	769,335	n/a	n/a
Vantage at Loveland	CO	October 2024	288		54%	n/a	654,726	n/a	n/a
Freestone Cresta Bella	TX	November 2024	296		30%	n/a	225,580	n/a	n/a

Properties Under Construction
Valage Senior Living Carson Valley	NV	n/a	102	(4)	n/a	n/a	n/a	n/a	n/a
The Jessam at Hays Farm	AL	n/a	318		n/a	n/a	n/a	n/a	n/a
Freestone Greenville	TX	n/a	300		n/a	n/a	n/a	n/a	n/a
Freestone Ladera	TX	n/a	288		n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (5)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a

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
(5)
The property is reported as a consolidated VIE as of March 31, 2025 (see Note 3 to the Partnership’s condensed consolidated financial statements).

Vantage at Helotes, Vantage at Fair Oaks, and Vantage at Hutto have achieved stabilized operations and the managing member of each property will evaluate options for the sale of each property to maximize value. Vantage at Hutto occupancy declined from recent quarters due to the loss of a corporate tenant, which the property management team is working to lease now vacant units. The managing member of Vantage at Tomball completed the sale of the property to a third-party buyer in January 2025.

Vantage at McKinney Falls, Vantage at Loveland, and Freestone Cresta Bella have completed construction and commenced leasing activities in March 2024, May 2024, and September 2024, respectively. Freestone Greenville is nearing construction completion and began leasing activities in March 2025.

Valage Senior Living Carson Valley has received a certificate of occupancy and anticipates first move-ins in May 2025.

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

We expect to report the Partnership’s proportionate share of earnings from our Construction Lending JV within this segment once it has reportable activities. The first capital call and investment for the Construction Lending JV occurred in April 2025.

The following table compares operating results for the Affordable Multifamily Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Affordable Multifamily Investments
Total revenues	$20,693	$19,999	$694	3.5%
Expenses:
Provision for credit losses	(179)	(806)	627	-77.8%
Depreciation expense	4	6	(2)	-33.3%
Interest expense	12,449	12,769	(320)	-2.5%
Net result from derivative transactions	2,504	(5,436)	7,940	-146.1%
General and administrative expenses	4,570	4,930	(360)	-7.3%
Total expenses	19,348	11,463	7,885	68.8%
Segment net income	$1,345	$8,536	$(7,191)	-84.2%

Comparison of the Three Months Ended March 31, 2025 and 2024

Total revenues increased for the three months ended March 31, 2025 as compared to the same period in 2024 primarily due to:

•
An increase of approximately $2.6 million in interest income from recent MRB advances, offset by a decrease of approximately $745,000 in interest income due to MRB redemptions and principal repayments;
•
An increase of approximately $864,000 in other income related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates;
•
A decrease of approximately $2.0 million in interest income due to recent GIL redemptions, offset by an increase of approximately $830,000 in interest income from recent GIL investments;
•
A decrease of approximately $498,000 in other interest income from lower average property loan, taxable MRB and taxable GIL investment balances of approximately $18.3 million; and
•
A decrease of approximately $408,000 in other interest income due to decreasing interest earned on cash balances.

The provision for credit losses for the three months ended March 31, 2025 and 2024 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments. The decreases were primarily due to GIL and property loan redemptions during 2024 and 2025, decreases in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the model used to estimate the allowance for credit losses.

Depreciation expense for the three months ended March 31, 2025 and 2024 related to furniture and equipment owned by the Partnership.

Total interest expense decreased for the three months ended March 31, 2025 as compared to the same period in 2024 primarily due to:

•
A decrease of approximately $1.3 million due to lower average interest rates on our debt financings; and
•
An increase of approximately $977,000 due to an increase in the average outstanding principal of our debt financing instruments of approximately $61.3 million.

Net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Realized (gains) losses on derivatives, net	$(763)	$(1,531)
Unrealized (gains) losses on derivatives, net	3,267	(3,905)
Net result from derivative transactions	$2,504	$(5,436)

Realized gains decreased during the three months ended March 31, 2025 as compared to the same period in 2024 due to generally decreasing interest rates during 2024. Unrealized losses on derivatives, net, were approximately $3.3 million for the three months ended March 31, 2025, compared to unrealized gains of approximately $3.9 million for the three months ended March 31, 2024, resulting in increased losses of approximately $7.2 million between the two periods. The net increase in unrealized losses was attributable to lower interest rates in 2025 and beyond as compared to forward market interest rates as of March 31, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

The decrease in general and administrative expenses for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to decreases of approximately $230,000 in employee compensation and benefits, and approximately $240,000 in professional and consulting fees. These decreases were partially offset by an increase of approximately $112,000 in administration fees paid to the General Partner due to higher assets under management.

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended March 31, 2025 and 2024. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended March 31,
	2025			2024
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$939,284	$14,501	6.2%	$841,075	$12,612	6.0%
Governmental issuer loans	172,505	3,135	7.3%	208,405	4,289	8.2%
Property loans	44,244	709	6.4%	88,144	1,676	7.6%
Other investments	52,139	993	7.6%	26,547	525	7.9%
Total interest-earning assets	$1,208,172	$19,338	6.4%	$1,164,171	$19,102	6.6%
Other income		959			94
Non-investment income		396			803
Total revenues		$20,693			$19,999

Interest-bearing liabilities:
Lines of credit	$16,264	$283	7.0%	$4,225	$62	5.9%
Fixed TEBS financing	236,141	2,365	4.0%	239,364	2,396	4.0%
Fixed TEBS Residual financing	52,280	936	7.2%	61,378	1,099	7.2%
Variable TEBS financing	-	-	N/A	66,455	779	4.7%
Fixed 2024 PFA Securitization Financing	75,006	921	4.9%	-	-	N/A
Fixed Term TOB financing	-	-	N/A	12,731	63	2.0%
Variable TOB financing	645,486	7,634	4.7%	579,736	8,068	5.6%
Realized gains on interest rate swaps, net	N/A	(763)	N/A	N/A	(1,531)	N/A
Total interest-bearing liabilities	$1,025,177	$11,376	4.4%	$963,889	$10,936	4.5%
Net interest spread (1)		$7,962	2.6%		$8,166	2.8%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		12,139			12,467
Amortization of deferred finance costs		310			302
Total interest expense		$12,449			$12,769
(1)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized (gains) losses on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the three months ended March 31, 2025 and 2024, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended March 31, 2025 vs. 2024
	Total Change	Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$1,889	$1,473	$416
Governmental issuer loans	(1,154)	(739)	(415)
Property loans	(967)	(835)	(132)
Other investments	468	506	(38)
Total interest-earning assets	$236	$405	$(169)

Interest-bearing liabilities:
Lines of credit	$221	177	44
Fixed TEBS financing	(31)	(31)	-
Fixed TEBS Residual financing	(163)	(163)	-
Variable TEBS financing	(779)	(779)	-
Fixed 2024 PFA Securitization Financing	921	921	-
Fixed Term TOB financing	(63)	(63)	-
Variable TOB financing	(434)	915	(1,349)
Realized gains on interest rate swaps, net	768	N/A	768
Total interest-bearing liabilities	$440	$977	$(537)
Net interest spread change	$(204)	$(572)	$368

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of March 31, 2025.

Our sole student housing property securing an MRB, Live 929 Apartments, was 94% occupied as of March 31, 2025, and is current on MRB debt service. The property began leasing for the 2025-2026 academic year and is approximately 37% leased as of April 30, 2025, which is ahead of preleasing in the prior year. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. The property is expected to be able to pay all operating expenses and debt service from operating cash flows for the 2024-2025 school year.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Three of the six underlying affordable multifamily properties had commenced leasing operations as of March 31, 2025. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor.

We have four MRBs, one taxable MRB, two GILs, and one property loan that have variable interest rates as of March 31, 2025. All such investments finance the construction of affordable multifamily properties. We regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget, available construction budget contingency balances, and the funding of certain equity commitments by the owners of the underlying properties. Though original development budgets are sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. In such instances, the developer has either reallocated other available reserves and contingencies, deferred its developer fees, or made direct cash payments during construction. Borrowers for all such investments are current on debt service as of March 31, 2025. In all instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default.

Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. The Freddie Mac forward commitment includes a forward committed interest rate that was set at the original closing of the GIL, with many committed rates being well below current market interest rates. Such forward committed rates significantly reduce refinance risk and incentivize borrowers to convert to the Freddie Mac loan to realize interest savings. Since the beginning of 2023 through April 2025, nine of our GIL investments have been purchased by Freddie Mac, through a servicer, and repaid in full.

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

As of March 31, 2025, we owned two MRBs with aggregate outstanding principal of $65.1 million, with an outstanding commitment to provide additional funding of $1.9 million on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 174 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. As of March 31, 2025, the Partnership also had a property loan with a principal balance of $7.3 million used to facilitate the purchase of a portfolio of nine essential healthcare support buildings located in eastern Pennsylvania. The loan is subordinate to the senior debt of the borrower and secured by a first priority security interest in master lease payments guaranteed by an investment grade healthcare system.

The following table compares the operating results for the Seniors and Skilled Nursing Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$1,232	$748	$484	64.7%
Expenses:
Provision for credit losses	7	-	7	N/A
Interest expense	652	497	155	31.2%
Net result from derivative transactions	532	(832)	1,364	-163.9%
Total expenses	1,191	(335)	1,526	-455.5%
Segment net income (loss)	$41	$1,083	$(1,042)	-96.2%

Comparison of the Three Months Ended March 31, 2025 and 2024

Total revenues increased for the three months ended March 31, 2025 as compared to the same period in 2024 due to higher average principal balances of approximately $23.7 million.

The provision for credit losses for the three months ended March 31, 2025 related to increasing expected credit losses for a new property loan during the third quarter of 2024. The Partnership did not have any investments in this segment that required a provision for credit loss during the three months ended March 31, 2024.

Total interest expense increased for the three months ended March 31, 2025 as compared to the same period in 2024 due to higher average principal balances of approximately $19.0 million.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Realized (gains) losses on derivatives, net	$(84)	$(132)
Unrealized (gains) losses on derivatives, net	616	(700)
Net result from derivative transactions	$532	$(832)

Realized gains decreased during the three months ended March 31, 2025 as compared to the same period in 2024 due to generally decreasing interest rates during 2024. Unrealized losses on derivatives, net, were approximately $616,000 for the three months ended March 31, 2025, compared to unrealized gains of approximately $700,000 for the year ended March 31, 2024, resulting in increased losses of approximately $1.3 million between the two periods. The net increase in unrealized losses was attributable to lower interest rates in 2025 and beyond as compared to forward market interest rates as of March 31, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$3,199	$1,624	$1,575	97.0%
Expenses:
Interest expense	1,034	538	496	92.2%
Other income:
Gain on sale of investments in unconsolidated entities	5	50	(45)	-90.0%
Earnings (losses) from investments in unconsolidated entities	(233)	(107)	(126)	117.9%
Segment net income (loss)	$1,937	$1,029	$908	88.2%

Comparison of the Three Months Ended March 31, 2025 and 2024

The increase in total revenues for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to the following:

•
An increase of approximately $1.9 million of investment income due to a preferred return distribution from Vantage at Loveland in March 2025;
•
A decrease of approximately $1.0 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2024 and 2025; and
•
An increase of approximately $651,000 in investment income related to preferred returns on equity contributions during 2024 and 2025.

Interest expense for the three months ended March 31, 2025 and 2024 is related to our General LOC that is primarily secured by the JV Equity Investments. The increase in interest expense is primarily due to higher average outstanding balances.

The gain on sale of JV Equity Investment for the three months ended March 31, 2025 and 2024 primarily related to final settlements of the Vantage at Coventry sale that occurred in January 2023.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) using the equity method of accounting. Such investments typically incur losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase for the three months ended March 31, 2025 as compared to the same period in 2024 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and non-capitalized and interest expense at Freestone Cresta Bella as the property commenced operations in September 2024.

Operational Matters

The “Portfolio Information” section in this Item 2 contains various occupancy and other operational information relating to the JV Equity Investments. Vantage at Helotes, Vantage at Fair Oaks, and Vantage at Hutto had previously achieved 90% physical occupancy and are considered stabilized. Vantage at McKinney Falls, Vantage at Loveland, and Freestone Cresta Bella have previously completed construction.

Between December 2024 and March 2025, the managing members of Vantage at McKinney Falls, Vantage at Hutto, and Vantage at Loveland refinanced the construction loans at each property, which resulted in lower variable interest rates of over 100 basis points for each loan. The Vantage at Loveland refinancing resulted in additional loan proceeds, of which approximately $7.9 million were distributed to the Partnership. The distribution resulted in recognition of approximately $2.2 million of investment income in the first quarter of 2025.

In January 2025, the managing member of Vantage at Tomball sold the property to a third-party. We received gross proceeds of approximately $14.2 million upon sale, inclusive of the return of our capital contributions and accrued preferred return. We did not recognize any gain or loss on the transaction in the first quarter. The return for Vantage at Tomball was lower than past JV Equity Investments due to rising insurance costs in the Houston metropolitan area as well as the higher interest rate environment in recent years.

In May 2025, the managing member of Vantage at Helotes sold the property to a non-profit entity that financed the purchase by issuing tax-exempt and table bonds. We received gross proceeds of approximately $17.1 million, inclusive of the return of our capital contributions and accrued preferred return. We expect to recognize investment income of approximately $1.8 million and a gain on sale of approximately $163,000 in the second quarter of 2025, before settlement of final proceeds and expenses. We expect to recognize approximately $0.08 of net income per BUC and CAD per BUC, basic and diluted, based on the number of BUCs outstanding on the date of sale.

We have noted no material construction cost overruns for securing materials and labor needed to construct the properties underlying our JV Equity Investments, despite general supply chain constraints noted in recent years. However, Vantage at McKinney Falls did experience cost overruns due to delayed utility connections to the site by the local municipality. The lack of water connections delayed vertical construction and caused the general contractor to incur additional general conditions costs to otherwise ensure progress in construction. Since the beginning of 2024, we have contributed additional equity of $1.0 million to cover cost overages related to these delays.

The construction loans associated with our JV Equity Investments typically have variable interest rates, so we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget and available construction budget contingency balances. Though original development budgets were sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original budgets. We have noted that some properties that are complete or nearing construction completion are incurring interest costs that exceed capitalized interest reserves, and such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments. Under the operating agreements, if additional capital is required, the parties to the JV Equity Investment will mutually agree on how to fund additional capital. From January 2024 through April 2025, we agreed to advance additional net equity totaling $8.7 million across six JV Equity Investments to cover primarily additional interest costs and certain property taxes and operating expenses. We may advance additional equity to certain JV Equity Investments during the remainder of 2025 though the ultimate amount is uncertain. The amount of such additional funding, if any, will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. We plan to contribute additional funds from unrestricted cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

MF Properties Segment

As of March 31, 2025, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment.

There was minimal income tax expense and no other operating results to report for the MF Properties segment for three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to market interest rates and the general economic and geopolitical environment. The information below is based on our current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Item 1A of the Partnership’s Form 10-K for the year ended December 31, 2024 for further information.

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

Our long-term liquidity requirements will be primarily for maturities of debt financings, funding purchases of additional investment assets (net of leverage secured by the investment assets), and repayments of our secured lines of credit balances. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; contractual principal and interest payments from our investments; and proceeds from asset redemptions and sales in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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

Unrestricted Cash on Hand

As of March 31, 2025, we reported unrestricted cash on hand of approximately $51.4 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $6.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investment Assets

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of March 31, 2025. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Secured Lines of Credit

We maintain a General LOC with a commitment of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional $10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of March 31, 2025. The balance of the General LOC was fully drawn with a balance of $50.0 million as of March 31, 2025. The General LOC has a maturity date of June 2025, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain an Acquisition LOC with a commitment of up to $50.0 million that may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans), or master lease agreements guaranteed by investment grade tenants. Advances on the Acquisition LOC are generally due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of March 31, 2025. There was a balance of $8.5 million outstanding on the Acquisition LOC and approximately $41.5 million was available as of March 31, 2025. The Acquisition LOC has a maturity date of June 2025, with a one-year extension option, subject to certain terms and conditions.

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

Our JV Equity Investments are passive in nature and decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends. We are entitled to proceeds upon the sales of JV Equity Investments in accordance with the terms of the entity operating agreement. There were no JV Equity Investments sold during 2024. In January 2025, Vantage at Tomball was sold by the managing member with gross proceeds to the Partnership totaling approximately $14.2 million. In May 2025, Vantage at Helotes was sold by the managing member with gross proceeds to the Partnership totaling approximately $17.1 million, before consideration of the Partnership’s purchase of a portion of MRBs issued to finance the sale of the property.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured lines of credit. We may obtain leverage for these investments by posting the investments as security. As of March 31, 2025, our primary unleveraged assets were certain MRBs and taxable MRBs with outstanding principal totaling approximately $3.5 million.

Issuances of Debt Securities, BUCs, Series A-1 Preferred Units or Series B Preferred Units

We may, from time to time, issue additional BUCs, Preferred Units, or debt securities, in one or more offerings, at prices or quantities that are consistent with our strategic goals. In December 2022, the Partnership's Shelf Registration Statement was declared effective by the SEC under which the Partnership may, from time to time, offer and sell BUCs, Preferred Units, or debt securities, in one or more offerings, with a maximum aggregate offering price of $300.0 million. Debt securities issued under the Shelf Registration Statement may be senior or subordinate obligations of the Partnership. The Shelf Registration Statement will expire in December 2025.

In March 2024, we entered into a Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as Agents, pursuant to which the Partnership may offer and sell, from time to time through or to the Agents, BUCs having an aggregate offering price of up to $50.0 million. As of March 31, 2025, we have sold 92,802 BUCs for gross proceeds of $1.5 million under the Sales Agreement to date.

We have one registration statement on Form S-3 covering the offering of Series B Preferred Units that has been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offering:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of March 31, 2025	Remaining Units Available to Issue as of March 31, 2025
Series B	September 2024	September 2027	$10.00	5.75%	Sixth anniversary	2,000,000	8,000,000	(1)

(1)
The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued.

In March 2025, we issued 2,000,000 Series B Preferred Units to an existing investor for gross proceeds of $20.0 million.

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
•
Redemptions of Preferred Units; and
•
Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of our operations. For additional details, see Item 1A, “Risk Factors” in the Partnership’s the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 and the section captioned “Cash flows from operating activities” in the condensed consolidated statements of cash flows set forth in Item 1 of this Report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of March 31, 2025:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Commitment	Remaining Commitment as of March 31, 2025	Remainder of 2025	2026	2027	Interest Rate	Related Debt Financing (2)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$1,935,000	$1,935,000	$-	$-	6.25%	Variable TOB
Residency at Empire Series BB-4	December 2022	December 2040	47,000,000	18,350,000	18,350,000	-	-	6.45% (4)	Variable TOB
Subtotal			91,000,000	20,285,000	20,285,000	-	-

Taxable Mortgage Revenue Bonds
Residency at Empire Series BB-T	December 2022	December 2025 (3)	$9,404,500	$8,404,500	$8,404,500	$-	$-	7.45%	Variable TOB

Governmental Issuer Loans
Poppy Grove III	September 2022	October 2025	$44,819,507	$1,569,507	$1,569,507	$-	$-	6.78%	Variable TOB
Natchitoches Thomas Apartments	December 2024	July 2027 (3)	19,000,000	12,500,000	6,000,000	6,500,000	-	7.92%	(5)
Subtotal			63,819,507	14,069,507	7,569,507	6,500,000	-

Taxable Governmental Issuer Loans
Poppy Grove II	September 2022	October 2025	$9,141,300	$3,941,300	$3,941,300	$-	$-	6.78%	Variable TOB
Poppy Grove III	September 2022	October 2025	18,780,493	17,780,493	17,780,493	-	-	6.78%	Variable TOB
Natchitoches Thomas Apartments	December 2024	July 2027 (3)	4,000,000	3,000,000	-	3,000,000	-	7.92%	(5)
Subtotal			31,921,793	24,721,793	21,721,793	3,000,000	-

Property Loans
Sandoval Flats	November 2024	December 2027 (3)	$29,846,000	$28,846,000	$-	$24,150,000	$4,696,000	7.48%	(5)

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	$-	N/A	N/A
Freestone Greeley (7)	October 2022	N/A	16,035,710	10,562,345	10,562,345	-	-	N/A	N/A
Freestone Ladera	December 2023	N/A	17,097,624	1,161,484	1,161,484	-		N/A	N/A
Subtotal			43,047,863	20,667,743	20,667,743	-	-

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027	$21,921,000	$21,921,000	$-	$-	$21,921,000	6.875%	N/A

Total Commitments			$290,960,663	$138,915,543	$78,648,543	$33,650,000	$26,617,000
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
(7)
A development site has been identified for this property but construction had not commenced as of March 31, 2025.

We are committed to fund 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. Our capital will be contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. As of March 31, 2025, our maximum capital commitment is approximately $8.3 million. However, our maximum commitment may increase if additional third-party capital commitments are obtained by the Construction Lending JV. In April 2025, the Partnership transferred the Natchitoches Thomas Apartments GIL, taxable GIL, and related future funding commitments to the Construction Lending JV at prices that approximated outstanding principal plus accrued interest.

In addition, we will consider providing additional financing to borrowers on our debt investments or additional equity to our JV Equity Investments above our original commitments if requested by the borrowers and managing members, respectively, on a case-by-case basis. When considering whether to fund such requests, we will consider various factors including, but not limited to, the economic return on additional investments in the entity, the impact to the Partnership’s credit and investment risk from either funding or withholding funding, and the requesting entity’s other available sources of funding. From January 2024 through April 2025, we advanced additional net equity totaling $9.7 million across six JV Equity Investments. The additional capital was used to cover development cost overruns, primarily due to higher than anticipated interest costs, and certain operating expenses. We anticipate making additional investments in certain JV Equity Investments during 2025 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds from unrestricted cash on hand or other currently available liquidity sources.

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

Our debt financing arrangements include various fixed rate and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed rate and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed rate and variable rate debt financings as of March 31, 2025 and December 31, 2024:

		March 31, 2025			December 31, 2024
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal		% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$362,422,787		34.1%	$363,885,818	33.2%
Variable (1)	Variable (1)	98,660,000		9.3%	152,040,000	13.8%
Fixed	Variable	176,237,749	(2)	16.6%	17,882,177	1.6%
Fixed	Variable - Hedged (3)	424,005,250		40.0%	564,508,822	51.4%
Total		$1,061,325,786			$1,098,316,817
(1)
The securitized assets and related debt financing each have variable interest rates, though the variable rate indices may differ on individual transactions. As such, the Partnership is largely hedged against rising interest rates.
(2)
Approximately $140.4 million of this amount relates to investment assets with maturity dates in October to December 2025.
(3)
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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling approximately $847,000 and $1.7 million during the three months ended March 31, 2025 and 2024, respectively.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of March 31, 2025. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps as of March 31, 2025 (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2025	$307,461,918
2026	300,528,466
2027	217,943,332
2028	155,697,132
2029	119,142,299
2030	19,392,800
2031	11,799,667
2032	9,583,000
2033	6,577,667
2034	2,537,500

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement with the lender based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had approximately $3.2 million of net cash collateral returned to us by Mizuho during the three months March 31, 2025 due primarily to increases in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally declining market interest rates. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps generally change inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

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

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of March 31, 2025:

	Secured Lines of Credit	Debt Financing	Mortgage Payable	Total
Remainder of 2025	$58,500,000	$214,308,471	$310,219	$273,118,690
2026	-	155,370,434	-	155,370,434
2027	-	194,311,705	-	194,311,705
2028	-	155,590,360	-	155,590,360
2029	-	10,606,158	-	10,606,158
Thereafter	-	331,138,658	-	331,138,658
Total	$58,500,000	$1,061,325,786	$310,219	$1,120,136,005

The table above is as of March 31, 2025, and does not reflect the various debt financing transactions that occurred in April and May 2025 that are disclosed in Note 25 of the condensed consolidated financial statements.

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

On March 17, 2025, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.37 per BUC to unitholders of record on March 31, 2025 and payable on April 30, 2025.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant.

Redemptions of Preferred Units

Our outstanding Series A-1 and Series B Preferred Units are subject to optional redemption by the holders or the Partnership upon the sixth anniversary of issuance and on each anniversary thereafter. The earliest optional redemption dates for the currently outstanding Preferred Units range from April 2028 to March 2031.

Other Contractual Obligations

We are subject to various guaranty obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Cash Flows

In the three months ended March 31, 2025, we generated cash of $33.1 million, which was the net result of $10.3 million provided by operating activities, $61.3 million provided by investing activities, and $38.5 million used in financing activities.

Cash provided by operating activities totaled $10.3 million for the three months ended March 31, 2025, as compared to $3.4 million generated for the three months ended March 31, 2024. The change between periods was due to the following factors:

•
A decrease of $7.3 million in net income;
•
An increase of $7.0 million related to changes in the preferred return receivable from unconsolidated entities;
•
A total increase of $634,000 in non-cash provisions for credit loss and loan loss;
•
An increase of $8.4 million related to reduction in the unrealized gain on interest rate derivatives; and
•
A decrease of $1.9 million of cash related to changes in the Partnership's net operating assets and liabilities.

Cash provided by investing activities totaled $61.3 million in the three months ended March 31, 2025, as compared to cash generated of $76.8 million in the three months ended March 31, 2024. The change between periods was primarily due to the following factors:

•
A net decrease of $24.2 million of cash due to higher advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans;

•
A net decrease of $5.3 million of cash due to overall lower paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A decrease of $748,000 of cash due to higher contributions to unconsolidated entities;
•
An increase of $11.4 million of cash due to greater proceeds from the sale of investments in unconsolidated entities;
•
An increase of $2.1 million of cash due to greater proceeds from the return of investments in unconsolidated entities; and
•
An increase of $1.4 million of cash due to proceeds from the sale of land held for development.

Cash used in financing activities totaled $38.5 million in the three months ended March 31, 2025, as compared to cash used of $56.9 million in the three months ended March 31, 2024. The change between periods was primarily due to the following factors:

•
An increase of $15.0 million of cash related to proceeds from the issuance of Preferred Units;
•
A net increase of $6.5 million of cash due to lower paydowns on the secured lines of credit;
•
A decrease of $1.4 million due to principal payments on mortgages payable;
•
A decrease of $1.1 million in net cash proceeds from the sale of BUCs; and
•
A net decrease of $543,000 of cash due to less proceeds from debt financing.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum Leverage Ratio, as established by the Board of Managers. The Board of Managers retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of March 31, 2025, our overall Leverage Ratio was approximately 74%.

Off Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of March 31, 2025, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our condensed consolidated financial statements.

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

The Partnership’s critical accounting estimates are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of May 6, 2025:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford	$34,185,000	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,500,000	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	56,846,000	10/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	33,191,300	10/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	51,319,507	10/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	64,550,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	72,000,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer (4)	41,000,000	3/22/2026	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Wellspring Apartments	3,900,000	9/1/2039	1500 East Anaheim Street	Long Beach	Los Angeles	CA	90813
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Handsel Morgan Village	2,150,000	3/1/2041	Elliot and South Street	Buford	Gwinnett	GA	30518
MaryAlice Circle	5,900,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Legacy Commons at Signal Hills	34,620,000	8/1/2025	50 Signal Hills Center	West Saint Paul	Dakota	MN	55118
Jackson Manor Apartments	4,828,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Companion at Thornhill Apartments	11,500,000	1/1/2052	930 East Main Street	Lexington	Lexington	SC	29072
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Palms at Premier Park	20,152,000	1/1/2050	1155 Clemson Frontage Road	Columbia	Richland	SC	29229
The Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
The Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,147,160	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,899,048	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,743,037	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,422,805	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,670,016	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Sandy Creek Apartments	12,100,000	9/1/2026	1828 Sandy Point Road	Bryan	Brazos	TX	77807
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
Aventine Apartments	9,500,000	6/1/2031	211 112th Ave	Bellevue	King	WA	98004
	$1,030,158,873
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
(3)
The Partnership committed to provide total funding of MRBs up to $64.0 million and a taxable MRB up to $8.0 million during the acquisition and rehabilitation phase of the property on a draw-down basis. The taxable MRB has a maturity date of 10/1/2025 with an option to extend the maturity six months if stabilization has not occurred. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $44.1 million and will have a maturity date of 3/31/2040.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of March 31, 2025 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgage payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

The recent changes in U.S. and international trade policies, the volatility in the U.S. equity and credit markets, the current interest rate environment, and the risk of overall slower economic growth or a potential recession have contributed to heightened market risk. See the information under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

Interest Rate Risk

The Federal Reserve reduced the federal funds rate by 100 basis points from September to December 2024, but left rates unchanged so far in 2025, resulting in the current target range for the federal funds rate being 4.25-4.50%. The Federal Reserve continues to evaluate economic data in assessing whether to make further changes to the federal funds rate, which in turn, influences market expectations for current and future interest rate levels. Changes in short-term interest rates will generally result in similar changes in the interest cost associated with our variable debt financing arrangements, though such changes are expected to be offset by changes in net receipts on our interest rate swap portfolio.

Interest rates are highly sensitive to many factors, including governmental, tariff, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The nature of our MRB, GIL, and property loan investments and the debt used to finance these investments, exposes us to financial risk due to fluctuations in market interest rates. The majority of our MRB investments bear interest at fixed rates. Our GIL, taxable GIL, and property loan investments bear interest at either variable rates subject to interest rate floors or fixed interest rates.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of March 31, 2025:

Description	- 100 basis points	- 50 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$4,446,791	$2,223,396	$(2,223,396)	$(4,446,791)	$(8,893,583)
Other Financings & Derivatives	(2,447,159)	(1,223,580)	1,223,580	2,447,159	4,894,319
Variable Rate Investments	(799,382)	(399,691)	399,691	799,382	1,598,765
Net Interest Income Impact	$1,200,250	$600,125	$(600,125)	$(1,200,250)	$(2,400,499)

Per BUC Impact (1)	$0.052	$0.026	$(0.026)	$(0.052)	$(0.104)
(1)
The net interest income impact per BUC calculated based on 23,171,226 BUCs outstanding as of March 31, 2025.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized (gains) losses on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the

Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of March 31, 2025, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to finance the acquisition of many of our fixed income assets. Approximately 66% of our leverage bears interest at short term variable interest rates. Our remaining 34% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 14% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

Credit Risk

Our primary credit risk is the risk of default on our investment in MRBs, GILs and property loans collateralized by multifamily residential, seniors housing and skilled nursing properties. The MRB and GIL investments are not direct obligations of the governmental authorities that issue the MRB or GIL and are not guaranteed by such authorities or any issuer. In addition, the MRB, GIL and the associated property loan investments are non-recourse obligations of the property owner. As a result, the primary sources of principal and interest payments on our MRB, GIL, and the property loan investments are the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties. Affiliates of the borrowers of our GIL and construction financing property loan investments have full-to-limited guaranties of construction completion and payment of principal and accrued interest on the GIL and property loan investments, so we may have additional recourse options for these investments. Similarly, we typically require affiliates of the borrowers of our MRB investments to provide full-to-limited guaranties during the construction and pre-stabilization period, if applicable.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on our MRB, GIL or property loan investments, a default may occur. A property’s ability to generate net operating cash flows is subject to a variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential, single-family rentals, seniors housing and skilled nursing properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, insurance availability and cost, real estate and other taxes, labor issues, and natural disasters can affect the economic operations of a multifamily residential property. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of AMI. Increases in AMI are not necessarily correlated to inflationary increases in property operating expenses or market rents. A significant mismatch between AMI growth and increased property operating expenses could negatively impact net operating cash flows available to pay debt service. If AMI declines on a year-over-year basis, rents could need to be reduced.

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

	March 31, 2025	December 31, 2024
California	30%	30%
Texas	25%	25%
South Carolina	18%	18%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 23 basis points across the curve as of March 31, 2025 compared to December 31, 2024. The 10 year and 30 year United States Treasury yield decreased 35 basis points and 19 basis points, respectively, during the first three months of 2025. The 5 year and 10 year SOFR swap rate decreased 39 and 31 basis points, respectively, during the first three months of 2025. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of March 31, 2025:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$1,022,564	3.4%	- 8.4%	3.7%	-9.2%	$21,614

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2024, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2025.

Item 5. Other Information.

Trading Plans

During the quarter ended March 31, 2025, no Manager or executive officer of the Partnership (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1	Series B Preferred Units Subscription Agreement dated March 26, 2025.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 31, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the periods ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: May 7, 2025	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: May 7, 2025	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer