Form 10-Q
period 2025-06-30
Greystone Housing Impact Investors LP
filed 2025-08-07
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, the registrant had 23,582,453 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

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

2024 PFA Securitization Transaction - A securitization transaction to finance credit-enhanced custodial receipts related to 13 MRBs through the Wisconsin Public Finance Authority.

2024 PFA Securitization Bonds - Thirteen MRBs associated with the 2024 PFA Securitization Transaction. Senior and residual custodial receipts were created for each of the MRBs representing partial interests in the MRBs. The senior custodial receipts were sold to the Wisconsin Public Finance Authority and cash flows from the senior custodial receipts will be used to pay debt service on the Affordable Housing Multifamily Certificates associated with the 2024 PFA Securitization Transaction. The residual custodial receipts were sold to the Wisconsin Public Finance Authority and cash flows from the residual custodial receipts will be used to pay debt service on the Affordable Housing Multifamily Certificates associated with the TEBS Residual Financing.

Acquisition LOC - A secured non-operating line of credit to finance the acquisition of Financed Assets with several financial institutions where Bankers Trust Company serves as the sole lead arranger and administrative agent.

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

QAP - Qualified allocation plan.

Report - This Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, unless otherwise specified.

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
•
general economic, geopolitical, and financial conditions, including the current and future impact of changing interest rates, inflation, and international conflicts (including the Russia-Ukraine war and conflicts in the Middle East) on business operations, employment, and financial conditions;
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
•
the potential for inflationary impacts resulting from macroeconomic conditions and policy initiatives;
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
•
changes in the U.S. corporate tax code and other government regulations affecting our business.; and
•
risks related to the development and use of artificial intelligence (AI).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$47,469,371	$14,703,198
Restricted cash	11,099,419	16,602,473
Interest receivable, net	7,005,045	7,446,307
Mortgage revenue bonds, at fair value (Note 4)	1,004,463,460	1,026,483,796
Governmental issuer loans
Governmental issuer loans (Note 5)	121,857,835	226,202,222
Allowance for credit losses (Note 10)	(696,000)	(1,038,000)
Governmental issuer loans, net	121,161,835	225,164,222
Property loans
Property loans (Note 6)	55,302,344	57,064,611
Allowance for credit losses (Note 10)	(2,465,734)	(1,930,000)
Property loans, net	52,836,610	55,134,611
Investments in unconsolidated entities (Note 7)	153,895,098	179,409,869
Real estate assets, net (Note 8)	3,552,137	4,906,264
Other assets (Note 9)	79,152,818	49,849,420
Total Assets (1)	$1,480,635,793	$1,579,700,160

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$22,838,573	$23,480,768
Distribution payable	7,235,912	8,996,978
Secured lines of credit (Note 12)	44,000,000	68,852,000
Debt financing, net (Note 13)	1,030,041,140	1,093,273,157
Mortgages payable, net (Note 14)	310,220	1,664,347
Total Liabilities (1)	1,104,425,845	1,196,267,250

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $97.5 million and $77.5 million redemption value, 9.8 million and 7.8 million issued and outstanding, respectively (Note 17)	97,402,011	77,406,144

Partnersʼ Capital:
General Partner (Note 1)	(173,567)	98,621
Beneficial Unit Certificates (Note 1)	278,981,504	305,928,145
Total Partnersʼ Capital	278,807,937	306,026,766
Total Liabilities and Partnersʼ Capital	$1,480,635,793	$1,579,700,160
(1)
The condensed consolidated balance sheets include assets of consolidated VIEs that can only be used to settle obligations of these VIEs that totaled $1,248,352,401 and $1,332,121,374 as of June 30, 2025 and December 31, 2024, respectively. The condensed consolidated balance sheets include liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Partnership that totaled $338,676,065 and $370,876,249 as of June 30, 2025 and December 31, 2024, respectively. See Note 3 - Variable Interest Entities for further detail.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Investment income	$20,824,819	$19,827,388	$42,702,986	$39,099,733
Other interest income	2,558,264	2,070,487	4,846,429	5,074,325
Contingent interest income	208,059	-	208,059	-
Other income	-	71,296	958,825	165,767
Total revenues	23,591,142	21,969,171	48,716,299	44,339,825
Expenses:
Provision for credit losses (Note 10)	9,052,734	19,692	8,880,734	(786,308)
Depreciation	2,646	5,966	6,188	11,933
Interest expense	14,225,688	14,898,265	28,360,504	28,702,200
Net result from derivative transactions (Note 15)	1,379,216	(1,884,934)	4,415,353	(8,152,598)
General and administrative	4,674,865	4,821,427	9,245,126	9,751,815
Total expenses	29,335,149	17,860,416	50,907,905	29,527,042
Other income:
Gain on sale of real estate assets	-	63,739	-	63,739
Gain on sale of mortgage revenue bond	-	1,012,581	-	1,012,581
Gain on sale of investments in unconsolidated entities	195,516	6,986	200,736	56,986
Earnings (losses) from investments in unconsolidated entities	(1,525,993)	(14,711)	(1,759,327)	(121,556)
Income (loss) before income taxes	(7,074,484)	5,177,350	(3,750,197)	15,824,533
Income tax benefit	(2,762)	(786)	(5,495)	(1,984)
Net income (loss)	(7,071,722)	5,178,136	(3,744,702)	15,826,517
Redeemable Preferred Unit distributions and accretion	(1,029,649)	(741,477)	(1,790,328)	(1,508,718)
Net income (loss) available to Partners	$(8,101,371)	$4,436,659	$(5,535,030)	$14,317,799

Net income (loss) available to Partners allocated to:
General Partner	$7,803	$44,297	$33,414	$142,608
Limited Partners - BUCs	(8,185,071)	4,323,465	(5,701,386)	14,048,562
Limited Partners - Restricted units	75,897	68,897	132,942	126,629
	$(8,101,371)	$4,436,659	$(5,535,030)	$14,317,799
BUC holders' interest in net income (loss) per BUC, basic and diluted	$(0.35)	$0.19	$(0.25)	$0.61	*
Weighted average number of BUCs outstanding, basic	23,171,226	23,083,387	23,171,226	23,042,071	*
Weighted average number of BUCs outstanding, diluted	23,171,226	23,083,387	23,171,226	23,042,071	*

* The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(7,071,722)	$5,178,136	$(3,744,702)	$15,826,517
Reclassification of gain on sale of mortgage revenue bond to net income	-	(1,012,581)	-	(1,012,581)
Unrealized losses on securities	(2,640,785)	(9,595,397)	(8,275,844)	(21,604,134)
Unrealized gains (losses) on bond purchase commitments	1,833,078	(88,591)	1,833,078	(151,550)
Comprehensive income (loss)	$(7,879,429)	$(5,518,433)	$(10,187,468)	$(6,941,748)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$98,621	23,270,685	$305,928,145	$306,026,766	$29,924,300
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(87,392)	-	(8,651,832)	(8,739,224)	-
Distribution of Tier 3 income (Note 22)	-	-	(5,220)	(5,220)	-
Net income allocable to Partners	25,611	-	2,540,730	2,566,341	-
Restricted units awarded		142,102
Restricted units forfeited	-	(15,350)	-	-	-
Restricted unit compensation expense	2,340	-	231,707	234,047	-
Unrealized losses on securities	(56,351)	-	(5,578,708)	(5,635,059)	(5,635,059)
Balance as of March 31, 2025	$(17,171)	23,397,437	$294,464,822	$294,447,651	$24,289,241
Distributions paid or accrued ($0.30 per BUC):
Regular distribution	(68,324)	-	(6,764,013)	(6,832,337)	-
Distribution of Tier 2 income (Note 22)	(92,852)	-	(278,557)	(371,409)	-
Distribution of Tier 3 income (Note 22)	-	-	(32,165)	(32,165)	-
Net income allocable to Partners	7,803	-	(8,109,174)	(8,101,371)	-
Restricted units awarded	-	187,482	-	-	-
Restricted units forfeited	-	(2,466)	-	-	-
Restricted unit compensation expense	5,053	-	500,222	505,275	-
Unrealized losses on securities	(26,407)	-	(2,614,378)	(2,640,785)	(2,640,785)
Unrealized gains on bond purchase commitments	18,331	-	1,814,747	1,833,078	1,833,078
Balance as of June 30, 2025	$(173,567)	23,582,453	$278,981,504	$278,807,937	$23,481,534

	General Partner	# of BUCs - Restricted and Unrestricted		BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$543,977	23,088,268	*	$348,762,731	$349,306,708	$59,604,899
Distributions paid or accrued ($0.368 per BUC*):
Regular distribution	(86,223)	-		(8,536,064)	(8,622,287)	-
Distribution of Tier 3 income (Note 22)	-	-		(50,000)	(50,000)	-
Cash paid in lieu of fractional BUCs	-	-		(1,772)	(1,772)	-
Net income allocable to Partners	98,311	-		9,782,829	9,881,140	-
Sale of BUCs, net of issuance costs	-	64,765	*	1,055,267	1,055,267	-
Restricted units awarded	-	109,581	*	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(105)	*	-	-	-
Restricted unit compensation expense	3,323	-		328,998	332,321	-
Unrealized losses on securities	(120,087)	-		(11,888,650)	(12,008,737)	(12,008,737)
Unrealized losses on bond purchase commitments	(630)	-		(62,329)	(62,959)	(62,959)
Balance as of March 31, 2024	$438,671	23,262,509		$339,391,010	$339,829,681	$47,533,203
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(86,974)	-		(8,610,477)	(8,697,451)	-
Distribution of Tier 3 income (Note 22)	-	-		(6,986)	(6,986)	-
Cash paid in lieu of fractional BUCs	-	-		(1,696)	(1,696)	-
Net income allocable to Partners	44,297	-		4,392,362	4,436,659	-
Sale of BUCs, net of issuance costs	-	28,037		438,685	438,685	-
Rounding of BUCs related to BUCs Distributions	-	(104)		-	-	-
Restricted unit compensation expense	5,586	-		552,975	558,561	-
Unrealized losses on securities	(95,954)	-		(9,499,443)	(9,595,397)	(9,595,397)
Unrealized losses on bond purchase commitments	(885)	-		(87,706)	(88,591)	(88,591)
Reclassification of gain on sale of mortgage revenue bond to net income	(10,126)	-		(1,002,455)	(1,012,581)	(1,012,581)
Balance as of June 30, 2024	$294,615	23,290,442		$325,566,269	$325,860,884	$36,836,634

* The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$(3,744,702)	$15,826,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,188	11,933
Amortization of deferred financing costs	768,696	827,351
Gain on sale of investments in unconsolidated entities	(200,736)	(56,986)
(Earnings) losses from investments in unconsolidated entities	1,759,327	121,556
Gain on sale of real estate assets	-	(63,739)
Gain on sale of mortgage revenue bonds	-	(1,012,581)
Contingent interest realized on investing activities	(208,059)	-
Provision for credit losses	8,880,734	(786,308)
Recovery of prior credit loss	62,224	(34,500)
(Gains) losses on derivative instruments, net of cash paid	6,173,941	(4,712,203)
Restricted unit compensation expense	739,322	890,882
Bond premium, discount and acquisition fee amortization	192,848	(84,396)
Debt premium amortization	(20,168)	(20,243)
Deferred income tax benefit & income tax payable/receivable	(12,884)	(1,986)
Change in preferred return receivable from unconsolidated entities, net	8,438,904	(2,779,191)
Changes in operating assets and liabilities
Decrease in interest receivable	400,555	1,072,557
(Increase) decrease in other assets	(565,196)	547,582
Decrease in accounts payable, accrued expenses and other liabilities	(2,142,588)	(1,314,943)
Net cash provided by operating activities	20,528,406	8,431,302
Cash flows from investing activities:
Advances on mortgage revenue bonds	(36,772,100)	(104,672,860)
Advances on taxable mortgage revenue bonds	(8,200,000)	(6,077,000)
Advances on governmental issuer loans	(18,978,207)	(15,000,000)
Advances on taxable governmental issuer loans	(37,141,300)	-
Advances on property loans	(6,623,733)	(13,526,733)
Contributions to unconsolidated entities	(11,074,707)	(18,629,783)
Proceeds from sale of land held for development	1,354,127	-
Proceeds from sale of the Suites on Paseo MF Property	-	63,739
Proceeds from sale of mortgage revenue bonds	-	8,221,234
Proceeds from sale of investments in unconsolidated entities	24,191,287	56,986
Return of investments in unconsolidated entities	2,400,696	-
Principal payments received on mortgage revenue bonds and contingent interest	41,575,145	3,863,744
Principal payments received on governmental issuer loans	116,822,594	23,390,000
Proceeds from sale of governmental issuer loan to Construction Lending JV	6,500,000	-
Principal payments received on taxable mortgage revenue bonds	356,769	11,506,189
Principal payments received on taxable governmental issuer loans	12,700,000	10,573,000
Proceeds from sale of taxable governmental issuer loan to Construction Lending JV	1,000,000	-
Principal payments received on property loans	8,386,000	72,776,788
Net cash provided by (used in) investing activities	96,496,571	(27,454,696)
Cash flows from financing activities:
Distributions paid	(19,232,462)	(18,640,914)
Proceeds from the sale of BUCs	-	1,532,484
Payment of offering costs related to the sale of BUCs	-	(30,662)
Proceeds from debt financing	82,930,000	138,610,000
Principal payments on debt financing	(146,601,820)	(101,151,225)
Principal payments on mortgages payable	(1,354,127)	-
Principal borrowing on secured lines of credit	5,000,000	84,250,000
Principal payments on secured lines of credit	(29,852,000)	(76,400,000)
Proceeds upon issuance of redeemable Preferred Units	20,000,000	5,000,000
Payment upon redemption of redeemable Preferred Units	-	(10,000,000)
Debt financing and other deferred costs paid	(651,449)	(983,291)
Net cash provided by (used in) financing activities	(89,761,858)	22,186,392
Net increase (decrease) in cash, cash equivalents and restricted cash	27,263,119	3,162,998
Cash, cash equivalents and restricted cash at beginning of period	31,305,671	47,734,146
Cash, cash equivalents and restricted cash at end of period	$58,568,790	$50,897,144

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,816,470	$24,668,956
Cash paid during the period for income taxes	38,804	-
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$7,235,912	$8,704,438
Distributions declared but not paid for Preferred Units	1,023,438	735,938
Exchange of redeemable Preferred Units	-	17,500,000
Deferred financing costs financed through accounts payable	89,554	89,670

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$47,469,371	$34,036,426
Restricted cash	11,099,419	16,860,718
Total cash, cash equivalents and restricted cash	$58,568,790	$50,897,144

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024. These condensed consolidated financial statements and notes have been prepared consistently with the 2024 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of June 30, 2025, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2024 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

The Federal Reserve reduced the federal funds rate by a total of 100 basis points during 2024, which was the first reduction in the federal funds rate since the Federal Reserve began raising interest rates in March 2022 to combat inflation. The Federal Reserve left rates unchanged in the first and second quarters of 2025, resulting in the current target range for the federal funds rate remaining at 4.25-4.50%. In addition, geopolitical conflicts, changing global trade and tariff policies, and uncertainty regarding the effects of these matters on U.S. and international macroeconomic conditions continue to impact the general global economic environment. These factors have maintained volatility in the fixed income markets, which has impacted the value of some of the Partnership’s investment assets, particularly those with fixed interest rates, which may result in collateral posting requirements under our debt financing arrangements. In addition, changes in short-term interest rates will directly impact the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

While inflationary pressures have stabilized and moderated in the United States since the third quarter of 2023, any resurgence in inflation may adversely impact operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Elevated levels of general and administrative expenses of the Partnership may adversely affect the Partnership’s operating results, including a reduction in net income.

Furthermore, the potential for lower levels of economic growth either globally or locally in the U.S. or other economies could further impact the valuation of our investment assets, limit the Partnership’s ability to obtain additional debt financing from lenders, and limit opportunities for additional investments.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, which enhances the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 was effective for the Partnership for the year ended December 31, 2024 and interim periods thereafter. The adoption of ASU 2023-07 did not have a material impact on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2025. See Note 24 for related disclosures.

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

The Partnership held variable interests in 23 and 31 non-consolidated VIEs as of June 30, 2025 and December 31, 2024, respectively. The following table summarizes the Partnership’s carrying value by asset and maximum exposure to loss associated with the variable interests as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Mortgage revenue bonds	$219,427,480	$218,345,704	$207,170,395	$203,929,806
Taxable mortgage revenue bonds (reported within other assets)	9,797,082	9,801,982	4,393,869	4,406,024
Governmental issuer loans	109,757,835	109,757,835	203,999,628	203,999,628
Taxable governmental issuer loans (reported within other assets)	37,598,972	37,598,972	14,157,672	14,157,672
Property loans	39,824,000	39,824,000	42,210,000	42,210,000
Investments in unconsolidated entities	153,654,233	153,654,233	179,409,869	179,409,869
	$570,059,602	$568,982,726	$651,341,433	$648,112,999

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of June 30, 2025 and December 31, 2024 is equal to the Partnership’s cost basis adjusted for paydowns. The difference between the MRB carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is due to the unrealized gains or losses. The Partnership has remaining MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $9.0 million and $9.6 million, respectively, as of June 30, 2025 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of June 30, 2025 and December 31, 2024 is equal to the Partnership’s carrying value. The Partnership has future taxable GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $6.3 million, $28.8 million, and $10.6 million, respectively, as of June 30, 2025 (Note 16).

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

As noted previously, the Partnership also makes equity investments in certain entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The investee entities are VIEs for financial reporting purposes and the Partnership is typically not considered the primary beneficiary, making such entities non-consolidated VIEs. Within one of the Partnership’s equity investments, Vantage at San Marcos, the Partnership has additional rights compared to its other equity investments and such rights are considered in the Partnership’s assessment of the primary beneficiary of the VIE. In determining the primary beneficiary of the VIEs, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. For the Vantage at San Marcos investee, the Partnership can currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. The only assets of the VIE are land and capitalized development costs such that if the Partnership were to require the managing member to purchase its equity investment, all underlying assets of the VIE would likely need to be sold, which would significantly impact the VIE’s economic performance. The Partnership would be exposed to gains or losses of the VIE based on the sales price of the underlying asset in relation to the Partnership’s equity investment. As the Partnership meets both the primary beneficiary criteria for the Vantage at San Marcos investee, it is considered the primary beneficiary of the VIE and reports the VIE on a consolidated basis. The Partnership reports the land and capitalized development costs of the VIE within “Real estate assets, net” and a mortgage loan on the property within “Mortgages payable, net” on the Partnership’s condensed consolidated balance sheets. The VIE has not reported any income or expenses during the three and six months ended June 30, 2025 and 2024. If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

The following table summarizes the assets and liabilities of the Partnership’s consolidated VIEs as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Assets:
Restricted cash	$269,606	$771,606
Interest receivable, net	6,561,685	7,089,580
Mortgage revenue bonds, at fair value	1,002,197,870	1,013,847,272
Governmental issuer loans
Governmental issuer loans	121,857,835	219,702,222
Allowance for credit losses	(696,000)	(1,038,000)
Governmental issuer loans, net	121,161,835	218,664,222
Property loans
Property loans	46,074,000	48,460,000
Allowance for credit losses	(494,000)	(547,000)
Property loans, net	45,580,000	47,913,000
Real estate assets	2,442,654	3,796,782
Other assets	70,138,751	40,038,912
Total Assets	$1,248,352,401	$1,332,121,374

Liabilities:
Accounts payable, accrued expenses and other liabilities (1)	$7,493,397	$8,285,369
Debt financing (2)	1,034,838,877	1,098,530,865
Mortgages payable (3)	310,220	1,664,347
Total Liabilities	$1,042,642,494	$1,108,480,581
(1)
Of the amounts reported, $4,821,967 and $5,112,036 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of June 30, 2025 and December 31, 2024, respectively.
(2)
Of the amounts reported, $333,543,878 and $364,099,866 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of June 30, 2025 and December 31, 2024, respectively.
(3)
The entire mortgages payable balance is associated with a VIE where the creditor does not have recourse to the general credit of the Partnership as of June 30, 2025 and December 31, 2024, respectively.

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

4. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 13). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (4)	AZ	$43,063,501	$1,282,268	$-	$44,345,769
40rty on Colony - Series P (4)	CA	5,961,283	484,654	-	6,445,937
CCBA Senior Garden Apartments (1), (8)	CA	3,701,046	-	(141,648)	3,559,398
Courtyard - Series A (3)	CA	9,613,640	503,183	-	10,116,823
Glenview Apartments - Series A (2)	CA	4,214,763	185,843	-	4,400,606
Harmony Court Bakersfield - Series A (3)	CA	3,505,266	158,054	-	3,663,320
Harmony Terrace - Series A (3)	CA	6,490,501	325,040	-	6,815,541
Harden Ranch - Series A (1)	CA	6,204,240	231,786	-	6,436,026
Las Palmas II - Series A (3)	CA	1,589,797	75,247	-	1,665,044
Montclair Apartments - Series A (2)	CA	2,283,373	87,511	-	2,370,884
Montecito at Williams Ranch Apartments - Series A (1)	CA	7,338,517	504,232	-	7,842,749
Montevista - Series A (1)	CA	6,530,210	606,936	-	7,137,146
Ocotillo Springs - Series A (1), (6)	CA	3,438,025	-	(298,029)	3,139,996
Ocotillo Springs - Series A-1 (1)	CA	494,899	48,045	-	542,944
Residency at Empire - Series BB-1 (4)	CA	14,101,672	598,763	-	14,700,435
Residency at Empire - Series BB-2 (4)	CA	4,000,000	200,124	-	4,200,124
Residency at Empire - Series BB-3 (4)	CA	14,000,000	557,843	-	14,557,843
Residency at Empire - Series BB-4 (4)	CA	38,050,000	277,599	-	38,327,599
Residency at the Entrepreneur - Series J-1 (4), (8)	CA	9,075,521	-	(563,510)	8,512,011
Residency at the Entrepreneur - Series J-2 (4), (8)	CA	7,500,000	-	(406,658)	7,093,342
Residency at the Entrepreneur - Series J-3 (4), (8)	CA	26,080,000	-	(864,653)	25,215,347
Residency at the Entrepreneur - Series J-4 (4)	CA	16,420,000	-	-	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	CA	5,000,000	-	-	5,000,000
Residency at the Mayer - Series A (4)	CA	29,555,010	-	-	29,555,010
Residency at the Mayer - Series M (4)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,278,077	155,155	-	3,433,232
Santa Fe Apartments - Series A (2)	CA	2,766,220	118,773	-	2,884,993
Seasons at Simi Valley - Series A (3)	CA	3,995,972	288,534	-	4,284,506
Seasons Lakewood - Series A (3)	CA	6,913,794	346,238	-	7,260,032
Seasons San Juan Capistrano - Series A (3)	CA	11,640,572	582,951	-	12,223,523
Solano Vista - Series A (1)	CA	2,580,950	239,876	-	2,820,826
Summerhill - Series A (3)	CA	6,036,012	72,380	-	6,108,392
Sycamore Walk - Series A (3)	CA	3,303,881	147,797	-	3,451,678
The Village at Madera - Series A (3)	CA	2,899,128	130,723	-	3,029,851
Tyler Park Townhomes - Series A (1)	CA	5,399,954	-	-	5,399,954
Village at Hanford Square - Series H (4)	CA	10,400,000	679,006	-	11,079,006
Vineyard Gardens - Series A (1)	CA	3,821,712	284,395	-	4,106,107
Wellspring Apartments (1)	CA	3,820,907	59,531	-	3,880,438
Westside Village Market - Series A (1)	CA	3,528,860	159,448	-	3,688,308
Handsel Morgan Village Apartments (4)	GA	2,150,000	296,084	-	2,446,084
MaryAlice Circle Apartments (4)	GA	5,900,000	369,455	-	6,269,455
Copper Gate Apartments (1)	IN	4,715,000	-	-	4,715,000
Renaissance - Series A (2), (8)	LA	10,177,196	-	(1,041,985)	9,135,211
Live 929 Apartments - Series 2022A (4)	MD	58,377,018	4,169,341	-	62,546,359
Woodington Gardens Apartments - Series A-1 (4)	MD	31,150,000	3,147,615	-	34,297,615
Meadow Valley (4), (7)	MI	42,588,565	-	(1,238,735)	41,349,830
Jackson Manor Apartments (1), (8)	MS	4,758,739	-	(254,327)	4,504,412
Village Point (5), (6)	NJ	22,991,000	-	(191,837)	22,799,163
Silver Moon - Series A (2)	NM	7,356,190	614,713	-	7,970,903
Village at Avalon (1)	NM	15,591,463	1,241,455	-	16,832,918
Columbia Gardens (3)	SC	12,045,725	502,074	-	12,547,799
The Ivy Apartments (4), (8)	SC	30,553,487	-	(727,048)	29,826,439
The Park at Sondrio - Series 2022A (4), (9)	SC	32,847,700	-	(783,058)	32,064,642
The Park at Vietti - Series 2022A (4), (9)	SC	26,244,500	-	(3,032,175)	23,212,325
Village at River's Edge (3)	SC	9,431,025	148,546	-	9,579,571
Willow Run (3)	SC	11,878,606	480,849	-	12,359,455
Windsor Shores Apartments - Series A (4), (9)	SC	19,097,900	-	(1,093,134)	18,004,766
Agape Helotes - Series A-1 (4)	TX	5,547,270	887,957	-	6,435,227
Agape Helotes - Series B (4)(8)	TX	7,330,652	-	(176,433)	7,154,219
Avistar at Copperfield - Series A (4)	TX	13,129,768	596,271	-	13,726,039
Avistar at the Crest - Series A (4)	TX	8,546,896	518,508	-	9,065,404
Avistar at the Crest - Series B	TX	707,563	28,358	-	735,921
Avistar at the Oaks - Series A (4)	TX	6,922,572	296,008	-	7,218,580
Avistar at the Oaks - Series B	TX	518,746	-	-	518,746
Avistar at the Parkway - Series A (2)	TX	12,013,272	457,614	-	12,470,886
Avistar at the Parkway - Series B	TX	121,873	12,411	-	134,284
Avistar at Wilcrest - Series A (4)	TX	4,975,916	16,459	-	4,992,375
Avistar at Wood Hollow - Series A (4)	TX	37,782,019	1,650,782	-	39,432,801
Avistar in 09 - Series A (4)	TX	5,977,367	308,167	-	6,285,534
Avistar in 09 - Series B	TX	427,919	14,674	-	442,593
Avistar on the Boulevard - Series A (4)	TX	14,560,568	643,471	-	15,204,039
Avistar on the Boulevard - Series B	TX	420,436	13,610	-	434,046
Avistar on the Hills - Series A (4)	TX	4,739,346	244,340	-	4,983,686
Bruton Apartments (3)	TX	16,961,350	-	-	16,961,350
Concord at Gulfgate - Series A (3)	TX	17,844,362	1,036,045	-	18,880,407
Concord at Little York - Series A (3)	TX	12,500,819	780,574	-	13,281,393
Concord at Williamcrest - Series A (3)	TX	19,365,109	1,166,716	-	20,531,825
Crossing at 1415 - Series A (3)	TX	6,940,324	237,019	-	7,177,343
Decatur Angle (3)	TX	21,290,546	-	-	21,290,546
Esperanza at Palo Alto (3)	TX	18,485,484	1,267,732	-	19,753,216
Heights at 515 - Series A (3)	TX	6,353,986	302,708	-	6,656,694
Heritage Square - Series A (2)	TX	9,962,004	251,362	-	10,213,366
Oaks at Georgetown - Series A (3)	TX	11,598,243	385,731	-	11,983,974
15 West Apartments (3)	WA	9,237,985	1,012,049	-	10,250,034
Aventine Apartments (4)	WA	9,500,000	1,072,245	-	10,572,245
Mortgage revenue bonds		$981,713,812	$33,562,878	$(10,813,230)	$1,004,463,460

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
(6)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of June 30, 2025, the MRB has been in an unrealized loss position for at least 12 months.
(7)
The Partnership has a remaining MRB funding commitment of approximately $1.5 million as of June 30, 2025. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of June 30, 2025 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of June 30, 2025, the MRB has been in an unrealized loss position for more than 12 months.
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates and is not considered a credit loss. As of June 30, 2025, the MRB has been in an unrealized loss position for less than 12 months.
(9)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is not a result of expected shortfalls in discounted cash flows. See Notes 2 and 10 for discussion of the provision for credit loss associated with the MRB. As of June 30, 2025, the MRB has been in an unrealized loss position for less than 12 months.

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

The Partnership has accrued interest receivable related to its MRBs of approximately $5.4 million and approximately $5.3 million as of June 30, 2025 and December 31, 2024, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

An entity that is an affiliate of the borrowers for the Residency at Empire, Residency at the Entrepreneur, and the Residency at the Mayer MRBs and taxable MRBs (Note 9) has provided full payment guaranties during the construction phase prior to stabilization. The MRBs and taxable MRBs had total outstanding principal of $175.3 million and $9.0 million, respectively, as of June 30, 2025.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of June 30, 2025. See Note 16 for additional information regarding the Partnership’s MRB funding commitments.

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

Activity in the First Six Months of 2025

Acquisitions:

The following MRBs were acquired during the six months ended June 30, 2025:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Funding
Agape Helotes - Series A-1 (1)	May 2025	Helotes, TX	288	1/1/2065	6.25%	$6,060,000
Agape Helotes - Series B (2)	May 2025	Helotes, TX	288	1/1/2065	8.00%	7,289,945
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

During the six months ended June 30, 2025, the Partnership recognized fees totaling approximately $565,000 in other income in connection with extensions of the maturity dates of the Residency at the Entrepreneur MRBs, the Residency at the Mayer MRBs, and the Residency at the Entrepreneur taxable MRB.

Redemptions:

The following MRBs were redeemed during the six months ended June 30, 2025:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Lutheran Gardens	March 2025	Compton, CA	76	2/1/2025	4.90%	$10,352,000
Companion at Thornhill Apartments	June 2025	Lexington, SC	180	1/1/2052	5.80%	10,402,953
The Palms at Premier Park Apartments	June 2025	Columbia, SC	240	1/1/2050	6.25%	17,443,513
						$38,198,466

The Companion at Thornhill Apartments MRB was redeemed at 102% of par value plus accrued interest. The redemption premium of approximately $208,000 is reported as “Contingent interest income” on the Partnership’s condensed consolidated statements of operations. All other MRBs were redeemed at a price that approximated the Partnership’s carrying value plus accrued interest.

Activity in the First Six Months of 2024

Acquisitions:

The following MRBs were acquired at a price that approximated the principal outstanding plus accrued interest during the six months ended June 30, 2024:

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

All GILs were held in trust in connection with TOB trust financings as of June 30, 2025 and December 31, 2024 (Note 13), with the exception of the Natchitoches Thomas Apartments GIL. At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of June 30, 2025 and December 31, 2024:

						As of June 30, 2025
Property Name	Month Acquired	Property Location	Units	Maturity Date (1)	Interest Rate	Current Interest Rate	Amortized Cost
Poppy Grove I (2), (3)	September 2022	Elk Grove, CA	147	10/1/2025	6.78%	6.78%	40,888,328
Poppy Grove II (2), (3)	September 2022	Elk Grove, CA	82	10/1/2025	6.78%	6.78%	24,050,000
Poppy Grove III (2), (3)	September 2022	Elk Grove, CA	158	10/1/2025	6.78%	6.78%	44,819,507
Sandy Creek Apartments (2)	August 2023	Bryan, TX	140	9/1/2026	SOFR + 2.80%	7.12%	12,100,000
			527				$121,857,835
(1)
The borrowers may elect to extend the maturity dates by six months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 19).
(3)
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

The Partnership has accrued interest receivable related to its GILs of approximately $692,000 and approximately $1.4 million as of June 30, 2025 and December 31, 2024, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

Two entities that are affiliates of the Sandy Creek Apartment GIL and Sandoval Flats property loan borrowers have provided limited-to-full payment guaranties for GILs and property loans (Note 6) with total outstanding principal of $12.1 million and $1.0 million, respectively, as of June 30, 2025. The same affiliates also provide guaranties for The Safford MRB.

An entity that is an affiliate of the borrowers for the Poppy Grove GILs, Poppy Grove taxable GILs (Note 9), and the Gateway and Yarbrough Predevelopment Project taxable MRB (Note 9) has provided payment guaranties with total outstanding principal of approximately $109.8 million, $37.6 million, and $800,000, respectively, as of June 30, 2025.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Six Months of 2025

During the six months ended June 30, 2025, the following GILs were purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Osprey Village	January 2025	$60,000,000
Willow Place Apartments	January 2025	20,702,594
Willow Place Apartments Supplemental	January 2025	1,500,000
Legacy Commons at Signal Hills	May 2025	34,620,000
		$116,822,594

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

In April 2025, the Partnership sold the Natchitoches GIL to the Construction Lending JV at par plus accrued interest for gross proceeds of approximately $6.5 million. The Partnership also novated an interest rate swap associated with the expected TOB financing associated with the investment asset.

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

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific allowances for credit losses, as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Mezzanine Financing (1)
SoLa Impact Opportunity Zone Fund	$38,824,000	$-	$38,824,000	12/30/2025	9.00%
The Centurion Foundation	7,250,000	-	7,250,000	6/15/2039	10.50%
Subtotal	46,074,000	-	46,074,000

Other
The 50/50 (a former MF Property)	$7,109,610	$-	$7,109,610	3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Sandoval Flats (2)	1,000,000	-	1,000,000	12/1/2027	7.48%
Opportunity South Carolina	623,734	(623,734)	-	2/1/2030	10.00%
Subtotal	9,228,344	(1,118,734)	8,109,610

Total	$55,302,344	$(1,118,734)	$54,183,610

(1)
The property loans are held in trust in connection with a TOB trust financing (Note 13).
(2)
The Sandoval Flats property loan was considered to be held-for-sale and reported at fair value, which approximated amortized cost as of June 30, 2025. The Partnership expects to sell the property loan into the Construction Lending JV in the future.

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
(4)
The Sandoval Flats property loan was considered to be held-for-sale and reported at fair value, which approximated amortized cost as of December 31, 2024. The Partnership expects to sell the property loan into the Construction Lending JV in the future.

The Partnership has accrued interest receivable related to its property loans of approximately $298,000 and approximately $354,000 as of June 30, 2025 and December 31, 2024, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans on a draw-down basis during construction of the secured properties as of June 30, 2025. See Note 16 for further information regarding the Partnership’s remaining property loan funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Six Months of 2025

The following property loan principal payments were received during the three and six months ended June 30, 2025:

Property Name	Month Repaid	Principal Proceeds
Sandy Creek Apartments	January 2025	$7,241,754
SoLa Impact Opportunity Zone Fund	March 2025	556,000
Sandy Creek Apartments	April 2025	588,246
		$8,386,000

During the six months ended June 30, 2025, the Partnership advanced funds of approximately $624,000 to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina is the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs. The property loan is in non-accrual status as of June 30, 2025 because interest payments under the loan are not required until maturity and operations at the related properties are stressed.

In June 2025, the Partnership advanced additional funds of $6.0 million to the SoLa Impact Opportunity Zone Fund and the interest rate was changed to 9.00%. There were no additional changes to terms or fees associated with the additional loan proceeds and interest rate update.

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

The following table provides the details of the investments in unconsolidated entities as of June 30, 2025 and December 31, 2024:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of June 30, 2025	Carrying Value as of December 31, 2024
Market Rate Development Investments
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	$14,988,329	$14,573,715
Vantage at Loveland	Loveland, CO	288		April 2021	October 2024	21,098,736	26,560,347
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	14,346,224	13,535,176
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	July 2024	16,076,440	15,633,593
Freestone Greeley	Greeley, CO	296		N/A	N/A	6,230,785	6,230,785
Freestone Cresta Bella	San Antonio, TX	296		February 2023	November 2024	17,891,332	16,759,593
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	April 2025	7,569,162	8,471,445
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	N/A	17,981,599	17,696,609
Freestone Greenville	Greenville, TX	300		April 2024	N/A	19,370,521	20,853,691
Freestone Ladera	Ladera, TX	288		August 2024	N/A	18,101,105	9,804,364
Subtotal						153,654,233	150,119,318

Other Investments
Construction Lending JV (2)	N/A	N/A		N/A	N/A	240,865	-

Previously Sold Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	$-	$14,199,870
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	-	15,090,681
Subtotal						-	29,290,551

						$153,895,098	$179,409,869
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(2)
The Construction Lending JV invests in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments

In October 2024, the Partnership entered into the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments. The Partnership has committed to provide 10% of the total capital for the Construction Lending JV with the remainder funded by a third-party investor with each party contributing their respective proportionate capital contributions upon funding of future investments. The Partnership’s initial maximum capital contribution to the Construction Lending JV is approximately $8.3 million. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership earns proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership accounts for its investment in the Construction Lending JV using the equity method. The Partnership made its first capital contribution to the Construction Lending JV in April 2025.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of June 30, 2025. See Note 16 for further details regarding the Partnership’s remaining funding commitments.

Activity in the First Six Months of 2025

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the six months ended June 30, 2025:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Tomball	Tomball, TX	288	January 2025	$14,199,870	$-	$-
Vantage at Coventry	Omaha, NE	294	(1)	5,220	-	5,220
Vantage at Helotes (2)	Helotes, TX	288	May 2025	17,083,556	1,829,525	163,350
Vantage at O'Connor	San Antonio, TX	288	(3)	32,166	-	32,166
				$31,320,812	$1,829,525	$200,736
(1)
In February 2025, the Partnership received sales proceeds of approximately $5,000 associated with final settlements of the Vantage at Coventry sale in January 2023. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statement of operations.
(2)
Vantage at Helotes, at the direction of its managing member, sold substantially all its assets to a non-profit entity that financed the purchase by issuing tax-exempt and taxable bonds. The Partnership acquired two MRBs issued by the buyer to finance the purchase of the property (see Note 4).
(3)
In June 2025, the Partnership received sales proceeds of approximately $32,000 associated with final settlements of the Vantage at O'Connor sale in July 2022. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statement of operations.

During the first six months of 2025, the Partnership advanced funds beyond its original commitments to four Vantage Properties and Freestone at Cresta Bella totaling approximately $3.1 million to cover additional interest costs.

Activity in the First Six Months of 2024

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

During the first six months of 2024, the Partnership advanced funds beyond its original commitments to five Vantage Properties totaling approximately $5.8 million to cover additional construction and interest costs.

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Property revenues	$4,830,476	$4,411,360	$10,175,479	$8,196,677
Interest income	$126,988	$-	$126,988	$-
Gain on sale	$9,591,652	$-	$17,272,325	$-
Net income (loss)	$5,825,925	$(3,025,880)	$10,987,787	$(4,150,053)

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of June 30, 2025 and December 31, 2024:

		June 30, 2025			December 31, 2024
Property Name	Location	Land and Land Improvements	Buildings and Improvements	Carrying Value	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos (1)	San Marcos, TX	$1,306,487	$1,136,167	$2,442,654	$2,660,615	$1,136,167	$3,796,782
Land held for development	Richland County, SC	1,109,483	-	1,109,483	1,109,482	-	1,109,482
				$3,552,137			$4,906,264
Less accumulated depreciation				-			-
Real estate assets, net				$3,552,137			$4,906,264
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

9. Other Assets

The following table summarizes the Partnership’s other assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Deferred financing costs, net	$1,035,869	$653,510
Derivative instruments at fair value (Note 15)	2,103,718	6,980,820
Taxable mortgage revenue bonds, at fair value	34,742,457	26,671,085
Taxable governmental issuer loans:
Taxable governmental issuer loans	37,598,972	14,157,672
Allowance for credit losses (Note 10)	(212,000)	(76,000)
Taxable governmental issuer loans, net	37,386,972	14,081,672
Bond purchase commitment, at fair value (Note 16)	1,833,078	-
Other assets	2,050,724	1,462,333
Total other assets	$79,152,818	$49,849,420

The Partnership has remaining commitments to provide additional funding of the taxable MRBs and taxable GILs during construction and/or rehabilitation of the secured properties as of June 30, 2025. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its taxable GILs and taxable MRBs.

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

As of June 30, 2025, nine taxable MRBs and three taxable GILs with reported carrying values totaling approximately $71.3 million were held in trust in connection with TOB trust financings (Note 13).

Activity in the First Six Months of 2025

The following table includes details of the taxable MRB acquired during the six months ended June 30, 2025:

Property Name	Month Acquired	Property Location	Maturity Date	Interest Rate	Initial Principal Funding	Total Commitment
Gateway and Yarbrough Predevelopment Project	June 2025	West Sacramento, CA	7/1/2026	9.00%	$800,000	$2,000,000

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

In April 2025, the Partnership sold the Natchitoches taxable GIL to the Construction Lending JV at par plus accrued interest for gross proceeds of approximately $1.0 million. The Partnership also novated an interest rate swap associated with the expected TOB financing associated with the investment asset.

Activity in the First Six Months of 2024

The following table includes details of the taxable MRB acquired during the six months ended June 30, 2024:

Property Name	Date Committed	Maturity Date	Initial Principal Funding	Total Commitment
Woodington Gardens Apartments - Series A-2	April 2024	5/1/2029	$2,577,000	$2,577,000

The following taxable MRB and taxable GIL principal payments were received during the six months ended June 30, 2024:

Property Name	Redemption Date	Location	Units	Original Maturity Date	Interest Rate		Principal Outstanding at Date of Redemption
Taxable MRBs
Residency at the Mayer Series A-T (1)	March 2024	Hollywood, CA	79	10/1/2024	SOFR + 3.70%	(2)	$11,500,000
Taxable GILs
Hope on Avalon	January 2024	Los Angeles, CA	88	2/1/2024	SOFR + 3.55%		$10,573,000
Total							$22,073,000
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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$941,000	$141,000	$1,858,000	$118,000	$3,058,000
Current provision for credit losses (1)	(245,000)	71,000	607,734	(88,000)	345,734
Balance, end of period	$696,000	$212,000	$2,465,734	$30,000	$3,403,734
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan.

	For the Six Months ended June 30, 2025
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,038,000	$76,000	1,930,000	$186,000	$3,230,000
Current provision for credit losses (1)	(342,000)	136,000	535,734	(156,000)	173,734
Balance, end of period	$696,000	$212,000	$2,465,734	$30,000	$3,403,734
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan.

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2024:

	For the Three Months June 30, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	1,166,000	41,000	$1,628,000	456,000	3,291,000
Current provision for credit losses	(55,000)	(5,000)	320,000	(71,000)	189,000
Balance, end of period	$1,111,000	$36,000	$1,948,000	$385,000	$3,480,000

	For the Six Months ended June 30, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,294,000	$77,000	$2,048,000	$678,000	$4,097,000
Current provision for credit losses	(183,000)	(41,000)	(100,000)	(293,000)	(617,000)
Balance, end of period	$1,111,000	$36,000	$1,948,000	$385,000	$3,480,000

The Partnership recorded a provision for credit losses of approximately $346,000 and approximately $189,000 for the three months ended June 30, 2025 and 2024, respectively. The net provision for credit losses for the three months ended June 30, 2025 includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan partially offset by a recovery due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio. The increase in the provision for credit losses for the three months ended June 30, 2024 is primarily due to an increase in property loan principal balances.

The Partnership recorded a provision for credit losses of approximately $174,000 and a recovery of provision for credit losses of approximately $617,000 for the six months ended June 30, 2025 and 2024, respectively. The provision for credit losses for the six months ended June 30, 2025 includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan, partially offset by a recovery due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio. The provision for credit losses for the six months ended June 30, 2024 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses. The provision for credit losses for the six months ended June 30, 2024 also includes the recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB.

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

The following tables summarize the Partnership’s carrying value by acquisition year, grouped by risk rating as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Governmental Issuer Loans
Performing	$-	$-	$12,100,000	$109,757,835	$-	$-	$121,857,835
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	12,100,000	109,757,835	-	-	121,857,835

Taxable Governmental Issuer Loans
Performing	$-	$-	$-	$37,598,972	$-	$-	$37,598,972
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	37,598,972	-	-	37,598,972

Property Loans
Performing	$-	$7,250,000	$-	$45,933,610	$-	$-	$53,183,610
Watch	-	-	-	-	-	-	-
Nonperforming	623,734	-	-	-	-	495,000	1,118,734
Subtotal	623,734	7,250,000	-	45,933,610	-	495,000	54,302,344

Unfunded Commitments
Performing	$-	$-	$-	$6,280,493	$-	$-	$6,280,493
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	6,280,493	-	-	6,280,493

Total	$623,734	$7,250,000	$12,100,000	$199,570,910	$-	$495,000	$220,039,644

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Governmental Issuer Loans
Performing	$-	$13,600,000	$90,779,628	$115,322,594	$-	$-	$219,702,222
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	13,600,000	90,779,628	115,322,594	-	-	219,702,222

Taxable Governmental Issuer Loans
Performing	$-	$-	$13,157,672	$-	$-	$-	$13,157,672
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	13,157,672	-	-	-	13,157,672

Property Loans
Performing	$7,250,000	$7,830,000	$40,489,611	$-	-	$-	$55,569,611
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$-	495,000	495,000
Subtotal	7,250,000	7,830,000	40,489,611	-	-	495,000	56,064,611

Unfunded Commitments
Performing	$-	$-	$49,700,000	$-	$-	$-	$49,700,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	49,700,000	-	-	-	49,700,000

Total	$7,250,000	$21,430,000	$194,126,911	$115,322,594	$-	$495,000	$338,624,505

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs, taxable GILs, and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of June 30, 2025, except as noted below. The Partnership currently has three property loans on nonaccrual status.

During the six months ended June 30, 2025 and 2024, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of June 30, 2025 and December 31, 2024, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property in the amount of $4.8 million. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of June 30, 2025 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $7.1 million as of June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025, the Partnership advanced funds of approximately $624,000 to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina is the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs. The property loan is in non-accrual status as of June 30, 2025 because interest payments under the loan are not required until maturity and it is uncertain if the underlying properties will generate sufficient cash flows to pay accrued interest. The loan is considered to be nonperforming as of June 30, 2025.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through an allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$4,111,882	$9,892,924	$4,128,849	$9,910,079
Current provision for credit loss (1)	8,707,000	(169,308)	8,707,000	(169,308)
Write-offs (2)	-	(5,542,921)	-	(5,542,921)
Recovery of prior credit loss (3)	79,191	(17,345)	62,224	(34,500)
Balance, end of period (4)	$12,898,073	$4,163,350	$12,898,073	$4,163,350

(1)
During the three and six months ended June 30, 2025, the Partnership recognized a provision for credit loss of approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB. The credit loss was driven primarily by worse than projected operating results, financial conditions of the borrowers, and estimated underlying collateral values.
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
(4)
The allowance for credit losses as of June 30, 2025 was related to the Live 929 Apartments – 2022A MRB, The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB. The allowance for credit losses as of June 30, 2024 was related to the Live 929 Apartments – 2022A MRB.

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accounts payable	$1,308,499	$2,183,546
Accrued expenses	4,868,783	5,076,445
Accrued interest expense	6,545,873	7,529,123
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 10)	30,000	186,000
Derivative instruments at fair value (Note 15)	1,906,605	609,766
Other liabilities	1,582,191	1,299,266
Total accounts payable, accrued expenses and other liabilities	$22,838,573	$23,480,768

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

12. Secured Lines of Credit

The following tables summarize the Partnership’s LOCs as of June 30, 2025 and December 31, 2024:

Secured Lines of Credit	Outstanding as of June 30, 2025	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
General LOC	$43,000,000	$50,000,000	June 2027 (1)	Variable (2)	Monthly	7.82%
Acquisition LOC	1,000,000	80,000,000	June 2027 (3)	Variable (4)	Monthly	6.82%
	$44,000,000	$130,000,000

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
(3)
The Partnership has two one-year extension options subject to certain conditions and payment of a 0.05% extension fee.
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
(3)
The Partnership has one one-year extension option subject to certain conditions and payment of a $25,000 extension fee for each extension.
(4)
The variable rate is equal to 2.50% plus a variable component based on the Term SOFR.

General LOC

The Partnership has entered into a Secured Credit Agreement with a commitment of up to $50.0 million for the General LOC. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, seniors housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of June 30, 2025, the borrowing base exceeded $50.0 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of June 30, 2025. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of June 30, 2025.

Acquisition LOC

The Acquisition LOC has a commitment of up to $80.0 million that may be used to fund purchases of Financed Assets consisting of multifamily real estate, tax-exempt or taxable MRBs, and tax-exempt or taxable loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate, mortgage-backed securities, or master lease agreements guaranteed by investment grade tenants. The Financed Assets acquired with the proceeds of the Acquisition LOC will be held in a custody account and the outstanding balances of the Acquisition LOC will be secured by a first priority interest in the Financed Assets and will be maintained in the custody account until released by the administrative agent.

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing the administrative agent with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of June 30, 2025.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of June 30, 2025 and December 31, 2024:

		Outstanding Debt Financings as of June 30, 2025, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M33 TEBS		$27,777,244	$2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		197,449,782	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		225,227,026							4.25%

2024 PFA Securitization Transaction		$57,664,618	$238,000	2039	Fixed	Yes	N/A	N/A	4.90%

TEBS Residual Financing		$46,964,773	$24,000	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$27,166,774	(3)	2025	Variable	No	4.60%	1.78%	6.38%
The Park at Sondrio - Series 2022A		30,448,634	(3)	2028	Variable	Yes	2.20%	1.43%	3.63%
The Park at Vietti - Series 2022A		21,563,349	(3)	2028	Variable	Yes	2.20%	1.43%	3.63%
Residency at the Entrepreneur MRBs		34,060,000	(3)	2028	Variable	Yes	2.20%	1.45%	3.65%
Residency at Empire MRBs		55,957,517	(3)	2028	Variable	Yes	2.20%	1.42%	3.62%
The Ivy Apartments		24,371,451	(3)	2028	Variable	Yes	2.20%	1.44%	3.64%
Windsor Shores Apartments		17,215,470	(3)	2028	Variable	Yes	2.20%	1.44%	3.64%
Village at Hanford Square		7,785,765	(3)	2026	Variable	Yes	2.20%	1.44%	3.64%
MaryAlice Circle Apartments		4,706,554	(3)	2026	Variable	Yes	2.20%	1.44%	3.64%
Meadow Valley		31,809,692	(3)	2026	Variable	Yes	2.20%	1.44%	3.64%
Sandy Creek Apartments GIL		9,652,373	(3)	2026	Variable	Yes	2.20%	1.44%	3.64%
40rty on Colony		4,455,339	(3)	2026	Variable	Yes	2.20%	1.44%	3.64%
Residency at the Mayer MRBs		33,810,615	(3)	2026	Variable	Yes	2.20%	1.19%	3.39%
The Safford		34,317,172	(3)	2026	Variable	Yes	2.20%	1.44%	3.64%
Avistar at Wood Hollow - Series A		32,034,380	(3)	2027	Variable	Yes	2.20%	1.44%	3.64%
Live 929		53,092,000	(3)	2027	Variable	Yes	2.20%	1.18%	3.38%
Woodington Gardens - Series A-1		24,859,061	(3)	2027	Variable	Yes	2.20%	1.44%	3.64%
Aventine Apartments		7,568,422	(3)	2027	Variable	Yes	2.20%	1.44%	3.64%
Avistar at Copperfield - Series A		11,161,070	(3)	2027	Variable	Yes	2.20%	1.68%	3.88%
Avistar at Wilcrest - Series A		4,226,069	(3)	2027	Variable	Yes	2.20%	1.68%	3.88%
Trust 2024-XF3219	(4)	45,896,842	(3)	2027	Variable	No	4.60%	1.79%	6.39%
The Centurion Foundation		5,056,246	(3)	2027	Variable	No	4.60%	1.79%	6.39%
Avistar at the Crest - Series A		7,193,735	(3)	2027	Variable	Yes	2.20%	1.44%	3.64%
Avistar on the Blvd - Series A		11,979,150	(3)	2027	Variable	Yes	2.20%	1.44%	3.64%
Avistar on the Hills - Series A		3,976,640	(3)	2027	Variable	Yes	2.20%	1.44%	3.64%
Avistar at the Oaks - Series A		5,824,089	(3)	2027	Variable	Yes	2.20%	1.44%	3.64%
Avistar in 09 - Series A		5,024,523	(3)	2027	Variable	Yes	2.20%	1.44%	3.64%
Agape Helotes - Series A-1		4,406,127	(3)	2028	Variable	Yes	2.20%	1.44%	3.64%
Agape Helotes - Series B		4,346,600	(3)	2028	Variable	Yes	2.20%	2.04%	4.24%
Barclays Capital Inc.:
Trust 2021-XF2953	(5)	30,073,022	-	2026	Variable	No	4.45%	1.27%	5.72%
Poppy Grove I GIL		32,688,957	-	2026	Variable	Yes	4.10%	1.25%	5.35%
Poppy Grove II GIL		19,228,548	-	2026	Variable	Yes	4.10%	1.25%	5.35%
Poppy Grove III GIL		35,836,957	-	2026	Variable	Yes	4.10%	1.25%	5.35%
Village Point		18,391,580	-	2026	Variable	Yes	4.10%	1.61%	5.71%
Subtotal/Weighed Average Period End Rate		700,184,723							4.28%

Total		$1,030,041,140
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
(3)
The Partnership has restricted cash totaling approximately $9.8 million related to its ISDA master agreement with Mizuho based on Mizuho’s valuations of the underlying assets and the Partnership’s derivative financial instruments.
(4)
The TOB trust is securitized by three MRBs and nine taxable MRBs.
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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts with Mizuho and Barclays are subject to respective ISDA master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests must maintain a certain value in relation to the total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of June 30, 2025.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. The Partnership had posted approximately $9.8 million and $15.8 million of cash collateral with Mizuho as of June 30, 2025 and December 31, 2024, respectively. There was no required cash collateral posted with Barclays as of June 30, 2025 or December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Partnership posted restricted cash as contractually required under the terms of the TEBS Financings.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Six Months of 2025

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the six months ended June 30, 2025:

TOB Trust Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Agape Helotes - Series A-1	$4,435,000	June 2028	Variable	Yes	1.44%
Agape Helotes - Series B	4,410,000	June 2028	Variable	Yes	2.04%
Total TOB Trust Financings	$8,845,000

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

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the repayment of underlying assets during the six months ended June 30, 2025:

Debt Financing	Debt Facility	Month	Principal Paydown Applied
Trust 2024-XF3219 - Sandy Creek Taxable Loan	TOB Trust	January 2025	$5,795,000
Osprey Village GIL	TOB Trust	January 2025	49,475,000
Trust 2021-XF2953 - Willow Place Apartments GIL	TOB Trust	January 2025	16,535,000
Trust 2021-XF2953 - Willow Place Apartments Supplemental GIL	TOB Trust	January 2025	1,200,000
Trust 2021-XF2953 - Poppy Grove I GIL	TOB Trust	March 2025	4,160,000
Trust 2021-XF2953 - Poppy Grove II GIL	TOB Trust	March 2025	1,440,000
Trust 2021-XF2953 - Poppy Grove III GIL	TOB Trust	March 2025	4,560,000
SoLa Impact Opportunity Zone Fund property loan	TOB Trust	March 2025	390,000
Trust 2024-XF3219 - Sandy Creek Taxable Loan	TOB Trust	April 2025	455,000
Legacy Commons at Signal Hills GIL	TOB Trust	May 2025	31,155,000
Companion at Thornhill Apartments MRB	M45 TEBS Financing	June 2025	8,842,510
Companion at Thornhill Apartments MRB	TEBS Residual Financing	June 2025	1,560,443
The Palms at Premier Park Apartments MRB	2024 PFA Securitization Transaction	June 2025	14,797,642
The Palms at Premier Park Apartments MRB	TEBS Residual Financing	June 2025	2,645,871
			$143,011,466

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

The Partnership executed three-month extensions of the maturity dates of the Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL, and Village Point to April 2026. There were no additional changes to terms or fees associated with the extensions.

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

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the repayment of underlying assets during the six months ended June 30, 2024:

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of June 30, 2025 for the twelve-month periods ending December 31st for the next five years and thereafter are as follows:

Remainder of 2025	$206,531,286
2026	154,734,044
2027	193,792,408
2028	163,878,221
2029	10,014,116
Thereafter	305,694,923
Total	1,034,644,998
Unamortized deferred financing costs and debt premium	(4,603,858)
Total debt financing, net	$1,030,041,140

14. Mortgages Payable

The following is a summary of the Partnership's mortgage payable, net of deferred financing costs, as of June 30, 2025 and December 31, 2024:

Property Mortgage Payables	Outstanding Mortgage Payable as of June 30, 2025, net	Outstanding Mortgage Payable as of December 31, 2024, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos (1)	$310,220	$1,664,347	2020	November 2025	Variable	8.25%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 3).

In February 2025, Vantage at San Marcos paid down approximately $1.4 million outstanding principal of the associated mortgage payable with proceeds from sale of a parcel of land.

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the realized and unrealized gains and losses of the Partnership's derivative instruments for the three and six months ended June 30, 2025 and 2024:

	For the Three Months ended June 30, 2025			For the Six Months ended June 30, 2025
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(763,561)	$2,142,777	$1,379,216	$(1,610,620)	$6,025,973	$4,415,353

	For the Three Months ended June 30, 2024			For the Six Months ended June 30, 2024
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(1,674,351)	$(210,618)	$(1,884,969)	$(3,337,800)	$(4,815,063)	$(8,152,863)
Interest rate cap	-	35	35	-	265	265
Total	$(1,674,351)	$(210,583)	$(1,884,934)	$(3,337,800)	$(4,814,798)	$(8,152,598)

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

The following tables summarize the Partnership’s interest rate derivative agreements as of June 30, 2025 and December 31, 2024:

		Fair Value as of June 30, 2025
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	303,390,207	$2,103,718	$(1,906,605)	2.20

		Fair Value as of December 31, 2024
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	416,989,686	$6,980,820	$(609,766)	2.68

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of June 30, 2025:

Year	Average Notional	Weighted Average Fixed Rate Paid
Remainder of 2025	$300,624,440	3.37%
2026	290,688,466	3.39%
2027	213,343,332	3.49%
2028	155,697,132	3.55%
2029	119,142,299	3.47%
2030	19,392,800	3.77%
2031	11,799,667	3.79%
2032	9,583,000	3.71%
2033	6,577,667	3.84%
2034	2,537,500	3.91%

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The Partnership had no bond purchase commitments as of December 31, 2024. The following table summarizes the Partnership’s bond purchase commitments as of June 30, 2025:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of June 30, 2025
Kindred Apartments	March 2025	$21,921,000	6.875%	December 2027	$1,833,078

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, taxable GILs, and property loans while the secured properties are under construction or rehabilitation. The Partnership’s remaining non-cancelable commitments for taxable GILs and property loans are subject to an allowance for credit losses, which was approximately $30,000 as of June 30, 2025. See Note 10 for additional information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of June 30, 2025:

Property Name	Commitment Date	Asset Maturity Date	Interest Rate	Total Commitment	Remaining Commitment as of June 30, 2025
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	$44,000,000	$1,500,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (1)	47,000,000	8,950,000
Subtotal				91,000,000	10,450,000

Taxable Mortgage Revenue Bonds
Residency at Empire - Series BB-T	December 2022	December 2025 (2)	7.45%	$9,404,500	$8,404,500
Gateway and Yarbrough Predevelopment Project	June 2025	July 2026	9.00%	2,000,000	1,200,000
Subtotal				11,404,500	9,604,500

Taxable Governmental Issuer Loans
Poppy Grove III	September 2022	October 2025	6.78%	$18,780,493	$6,280,493

Property Loans
Sandoval Flats	November 2024	December 2027 (2)	7.48%	$29,846,000	$28,846,000

Equity Investments
Vantage at San Marcos (3), (4)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Freestone Greeley (4)	October 2022	N/A	N/A	16,035,710	10,562,345
Subtotal				25,950,239	19,506,259

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (2)	6.875%	$21,921,000	$21,921,000

Total Commitments				$198,902,232	$96,608,252
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
(4)
A development site has been identified for this property but construction had not commenced as of June 30, 2025.

In addition, the Partnership is committed to funding 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s capital is contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. As of June 30, 2025, the Partnership had contributed approximately $271,000 of its maximum capital commitment of approximately $8.3 million. The Partnership’s maximum commitment may increase if additional third-party capital commitments are obtained by the Construction Lending JV.

Construction Loan Guaranties

The Partnership entered into limited guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guaranties if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the Partnership believes the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of June 30, 2025:

Borrower	Guaranty Maturity	Maximum Balance Available on Loan	Loan Balance as of June 30, 2025	Partnership's Maximum Exposure as of June 30, 2025	Guaranty Terms
Vantage at McKinney Falls	2026	$35,850,000	$35,850,000	$17,925,000	(1)
Vantage at Hutto	2026	35,000,000	35,000,000	$17,500,000	(1)
Vantage at Loveland	2026	47,000,000	47,000,000	$23,500,000	(1)
(1)
The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $6.3 million at the end of each quarter. The Partnership was in compliance with these requirements as of June 30, 2025. The Partnership has also provided indemnification to the lender for various costs including interest expenses, environmental non-compliance and remediation during the term. The Partnership has also provided indemnification to the lender for Vantage at McKinney Falls and Vantage at Loveland for certain operating costs.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of June 30, 2025:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of June 30, 2025
Ohio Properties	2026	$1,609,695
Greens of Pine Glen, LP	2027	1,278,767

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan was paid off in June 2024, and the Partnership does not have exposure as of June 30, 2025. The mortgage support is in the form of a forward loan purchase agreement upon maturity of the mortgage. The reported value of the credit guaranty was approximately $315,000 and $319,000 as of June 30, 2025 and December 31, 2024, respectively, and are included within other liabilities in the Partnership's condensed consolidated balance sheets. No additional contingent liability has been accrued because the likelihood of claims is remote. The Partnership's remaining forward loan purchase agreement expires in 2027 and its maximum exposure as of June 30, 2025 was approximately $21.0 million.

The Partnership has entered into various forward loan purchase agreements associated with construction loans for its investments in unconsolidated entities. Under these agreements, the Partnership will purchase a loan from the construction lender at maturity of the construction loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. The Partnership has the right to cure any defaults under the construction loan agreement that otherwise could accelerate the maturity of the construction loan. In addition, if the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. Certain forward loan purchase agreements are only effective upon the receipt by the property of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. Total construction loan balances associated with effective forward loan purchase agreements are $78.0 million as of June 30, 2025. The Partnership has not recorded any non-contingent or contingent liabilities related to the forward loan purchase agreements as such amounts are deemed minimal.

17. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. If declared by the General Partner, distributions to the holders of Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, are paid quarterly at annual fixed rates of 3.0%, 3.0% and 5.75%, respectively. The Partnership did not have any outstanding Series A Preferred Units as of June 30, 2025 and does not expect to issue any new Series A Preferred Units in the future.

The Partnership filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 27, 2024. The Partnership has issued 2,000,000 Series B Preferred Units under this offering as of June 30,2025.

The following table summarizes the Partnership’s outstanding Preferred Units as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Redemption Date
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	$10.00	January 2030
February 2024	500,000	5,000,000	5.75%	10.00	February 2030
March 2025	2,000,000	20,000,000	5.75%	10.00	March 2031
Total Series B Preferred Units	4,250,000	42,500,000

Redeemable Preferred Units outstanding as of June 30, 2025	9,750,000	$97,500,000

	December 31, 2024
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	17,500,000	5.75%	10.00
February 2024	500,000	5,000,000	5.75%	10.00
Total Series B Preferred Units	2,250,000	22,500,000

Redeemable Preferred Units outstanding as of December 31, 2024	7,750,000	$77,500,000

18. Restricted Unit Awards

The Partnership’s Equity Incentive Plan permitted the grant of restricted units and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and members of the Board of Managers for up to 1.0 million BUCs. The Partnership’s Equity Incentive Plan expired in June 2025 and, as of the date of this report, there are no restricted units or other awards available for future issuance under the Equity Incentive Plan. RUAs were granted with vesting conditions ranging from three months to up to four and a half years. Unvested RUAs are entitled to receive distributions during the restriction period. The Equity Incentive Plan provides for accelerated vesting of the RUAs if there is a change in control related to the Partnership, the General Partner, or the general partner of the General Partner, or upon death or disability of the Equity Incentive Plan participant. According to the terms of the Equity Incentive Plan, awards granted prior to the expiration of the plan extend beyond such expiration date.

The fair value of each RUA was estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $505,000 and $559,000 for the three months ended June 30, 2025 and 2024, respectively. The compensation expense for RUAs totaled approximately $739,000 and $891,000 for the six months ended June 30, 2025 and 2024, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity for the six months ended June 30, 2025 and for the year ended December 31, 2024:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2024	95,600	18.18
Granted	109,581	16.62
Vested	(105,722)	17.70
Unvested as of December 31, 2024	99,459	16.96
Granted	329,584	12.26
Forfeited	(17,816)	14.44
Unvested as of June 30, 2025	411,227	$13.30

The unrecognized compensation expense related to unvested RUAs granted under the Equity Incentive Plan was approximately $3.9 million as of June 30, 2025. The remaining compensation expense is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of unvested RUAs was approximately $4.7 million as of June 30, 2025.

19. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to the General Partner, Greystone Manager, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reported in the Partnership's condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Partnership administrative fees paid to the General Partner (1)	$1,581,000	$1,515,000	$3,179,000	$3,001,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	63,000	23,000	127,000	43,000
Referral fees paid to an affiliate (3)	-	-	-	-
Servicing fees paid to an affiliate (4)	11,000	-	22,000	-

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

The General Partner receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment/mortgage placement fees earned by the General Partner (1)	86,000	1,544,000	$250,000	$1,569,000
(1)
The General Partner received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

As of June 30, 2025, Greystone Servicing, an affiliate of the Partnership, has forward committed to purchase four of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing and Freddie Mac. Greystone Servicing purchased the following GILs during the six months ended June 30, 2025, including principal and accrued interest:

•
Willow Place GIL for approximately $20.8 million in January 2025;
•
Osprey Village GIL for approximately $60.4 million in January 2025; and
•
Legacy Commons at Signal Hills for approximately $34.8 million in May 2025.

An affiliate of the Partnership, Greystone Bridge Lending Fund Manager LLC, entered into an investment management agreement in October 2024 to provide various investment management services for the Construction Lending JV. Investment management fees of approximately $3,000 were paid to Greystone Bridge Lending Fund Manager LLC during the three and six months ended June 30, 2025.

The Partnership invests in certain GILs, taxable GILs, and property loans with the expectation that the related investments will be sold to the Construction Lending JV at a future date. The Partnership also executes interest rate swap agreements in which it expects to novate the swap to the Construction Lending JV upon the sale of the related investment asset. During the three and six months ended June 30, 2025, the Partnership sold approximately $7.5 million of assets to the Construction Lending JV consisting of a GIL (Note 5) and taxable GIL (Note 9) at par plus accrued interest. The Partnership also novated one interest rate swap to the Construction Lending JV with a notional value of $5.6 million for nominal proceeds.

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

The Partnership reported receivables due from unconsolidated entities of approximately $125,000 and $98,000 as of June 30, 2025 and December 31, 2024, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $635,000 and $1,182,000 as of June 30, 2025 and December 31, 2024, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2025 and December 31, 2024, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2025 and December 31, 2024 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Mortgage revenue bonds	3.4% -11.1%	3.7% - 8.4%	5.9%	5.5%
Taxable mortgage revenue bonds	6.5% - 14.3%	7.1% - 11.9%	8.6%	8.7%
Bond purchase commitments	6.0%	n/a	6.0%	n/a
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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 are summarized as follows:

	Fair Value Measurements as of June 30, 2025
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,004,463,460	$-	$-	$1,004,463,460
Bond purchase commitments (reported within other assets)	1,833,078	-	-	1,833,078
Taxable mortgage revenue bonds (reported within other assets)	34,742,457	-	-	34,742,457
Derivative instruments (reported within other assets)	2,103,718	-	2,103,718	-
Derivative swap liability (reported within other liabilities)	(1,906,605)	-	(1,906,605)	-
Total Assets and Liabilities at Fair Value, net	$1,041,236,108	$-	$197,113	$1,041,038,995

The following table summarizes the activity related to Level 3 assets for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance April 1, 2025	$1,022,563,964	$-	$34,416,164	$1,056,980,128
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	(272,081)	-	(1,738)	(273,819)
Included in earnings (provision for credit losses)	(8,439,900)	-	(267,100)	(8,707,000)
Included in other comprehensive income	(2,654,338)	1,833,078	13,553	(807,707)
Purchases and advances	22,711,764	-	800,000	23,511,764
Settlements and redemptions	(29,445,949)	-	(218,422)	(29,664,371)
Ending Balance June 30, 2025	$1,004,463,460	$1,833,078	$34,742,457	$1,041,038,995
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2025	$(8,519,091)	$-	$(267,100)	$(8,786,191)

	For the Six Months ended June 30, 2025
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance January 1, 2025	$1,026,483,796	$-	$26,671,085	$1,053,154,881
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	(250,022)	-	(5,050)	(255,072)
Included in earnings (provision for credit losses)	(8,439,900)	-	(267,100)	(8,707,000)
Included in other comprehensive income	(8,776,135)	1,833,078	500,291	(6,442,766)
Purchases and advances	36,812,807	-	8,200,000	45,012,807
Settlements and redemptions	(41,367,086)	-	(356,769)	(41,723,855)
Ending Balance June 30, 2025	$1,004,463,460	$1,833,078	$34,742,457	$1,041,038,995
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2025	$(8,502,124)	$-	$(267,100)	$(8,769,224)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are summarized as follows:

	Fair Value Measurements as of December 31, 2024
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,026,483,796	$-	$-	$1,026,483,796
Taxable mortgage revenue bonds (reported within other assets)	26,671,085	-	-	26,671,085
Derivative instruments (reported within other assets)	6,980,820	-	6,980,820	-
Derivative swap liability (reported within other liabilities)	(609,766)	-	(609,766)	-
Total Assets and Liabilities at Fair Value, net	$1,059,525,935	$-	$6,371,054	$1,053,154,881

The following table summarizes the activity related to Level 3 assets and liabilities for the three and six months ended June 30, 2024:

	For the Three Months ended June 30, 2024
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance April 1, 2024	$942,745,597	$134,829	$10,980,756	$34	$953,861,216
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	56,457	-	(2,894)	(34)	53,529
Included in earnings (provision for credit losses)	169,308	-	-	-	169,308
Included in earnings (gain on sale of mortgage revenue bond)	1,012,581	-	-	-	1,012,581
Included in other comprehensive income	(10,482,567)	(88,591)	(125,411)	-	(10,696,569)
Purchases and advances	78,375,062	-	5,077,000	-	83,452,062
Sales	(8,221,234)	-	-	-	(8,221,234)
Settlements and redemptions	(1,603,179)	-	(3,130)	-	(1,606,309)
Bond purchase commitments (reported within other assets)	$1,002,052,025	$46,238	$15,926,321	$-	$1,018,024,584
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2024	$186,653	$-	$-	$(34)	$186,619

	For the Six Months Ended June 30, 2024
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2024	$930,675,295	$197,788	$21,460,288	$265	$952,333,636
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	127,840	-	(8,944)	(265)	118,631
Included in earnings (provision for credit losses)	169,308	-	-	-	169,308
Included in earnings (gain on sale of mortgage revenue bond)	1,012,581	-	-	-	1,012,581
Included in other comprehensive income	(22,520,881)	(151,550)	(95,834)	-	(22,768,265)
Purchases and advances	104,672,860	-	6,077,000	-	110,749,860
Sales	(8,221,234)	-	-	-	(8,221,234)
Settlements and redemptions	(3,863,744)	-	(11,506,189)	-	(15,369,933)
Purchases and advances	$1,002,052,025	$46,238	$15,926,321	$-	$1,018,024,584
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2024	$203,808	$-	$-	$(265)	$203,543

The Partnership considered the Natchitoches Thomas Apartments GIL and taxable GIL to be available-for-sale securities as of December 31, 2024. The Partnership also considered the Sandoval Flats property loan to be held-for-sale as of June 30, 2025 and December 31, 2024. These assets are reported at fair value as of each reporting date, which in all cases, approximated the carrying value with no unrealized gains or losses.

Total gains and losses included in earnings for the derivative instruments are reported within “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $122.4 million and $37.4 million as of June 30, 2025, respectively. The estimated fair value of the GILs and taxable GILs was $226.7 million and $13.9 million as of December 31, 2024, respectively. The fair value of the construction financing property loans approximated amortized cost as of June 30, 2025 and December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings and the 2024 PFA Securitization Transaction are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,030,041,140	$1,032,969,303	$1,093,273,157	$1,093,729,911
Secured lines of credit	44,000,000	44,000,000	68,852,000	68,852,000
Mortgages payable	310,220	310,220	1,664,347	1,664,347

21. Income Taxes

The Partnership recognizes income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Current income tax benefit	$(1,773)	$(10)	$(5,733)	$(4,206)
Deferred income tax expense (benefit)	(989)	(776)	238	2,222
Total income tax benefit	$(2,762)	$(786)	$(5,495)	$(1,984)

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of June 30, 2025 and December 31, 2024.

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

23. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Equity Incentive Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the six months ended June 30, 2025 and 2024.

24. Segments

As of June 30, 2025, the Partnership had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) MF Properties, and (4) Market-Rate Joint Venture Investments. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. The Partnership’s chief operating decision maker is the Chief Executive Officer, who uses net income (loss) to monitor segment performance against budgeted results and to allocate resources. The chief operating decision maker uses this analysis to prioritize investments and guide strategic decisions by segment to ensure alignment with the Partnership’s overall objectives.

Affordable Multifamily Investments Segment

The Affordable Multifamily Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related taxable MRBs, taxable GILs, and property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the taxable MRBs, taxable GILs, and property loans, net of loan loss allowances, are reported as such on the Partnership's condensed consolidated balance sheets. As of June 30, 2025, the Partnership reported 83 MRBs and four GILs in this segment. As of June 30, 2025, the multifamily residential properties securing the MRBs and GILs contain a total of 10,710 and 527 multifamily rental units, respectively. The Affordable Multifamily Investments segment also includes the Construction Lending JV. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing Investments Segment

The Seniors and Skilled Nursing Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties and a property loan associated with a lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of June 30, 2025, the two properties securing the MRBs contain a total of 294 beds.

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

MF Properties Segment

The MF Properties segment consists primarily of student housing residential properties that were previously owned by the Partnership. As of June 30, 2025, the Partnership did not own any MF Properties. The Partnership previously sold The 50/50 MF

Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment. Income tax expense for the Greens Hold Co is reported within this segment.

The following tables detail certain financial information for the Partnership’s reportable segments for the periods indicated:

	For the Three Months Ended June 30, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$16,949,363	$1,051,619	$2,823,837	$-	$20,824,819
Other interest income	2,367,952	190,312	-	-	2,558,264
Contingent interest income	208,059	-	-	-	208,059
Total revenues	19,525,374	1,241,931	2,823,837	-	23,591,142
Expenses:
Provision for credit losses	9,053,734	(1,000)	-	-	9,052,734
Depreciation and amortization	2,646	-	-	-	2,646
Interest expense	12,641,406	713,845	870,437	-	14,225,688
Net result from derivative transactions	1,108,996	270,220	-	-	1,379,216
General and administrative	4,674,865	-	-	-	4,674,865
Total expenses	27,481,647	983,065	870,437	-	29,335,149
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	195,516	-	195,516
Earnings (losses) from investments in unconsolidated entities	(29,757)	-	(1,496,236)	-	(1,525,993)
Income before income taxes	(7,986,030)	258,866	652,680	-	(7,074,484)
Income tax benefit	-	-	-	(2,762)	(2,762)
Segment net income (loss)	$(7,986,030)	$258,866	$652,680	$2,762	$(7,071,722)

	For the Six Months Ended June 30, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$34,586,159	$2,093,805	$6,023,022	$-	$42,702,986
Other interest income	4,465,804	380,625	-	-	4,846,429
Contingent interest income	208,059				208,059
Other income	958,825	-	-	-	958,825
Total revenues	40,218,847	2,474,430	6,023,022	-	48,716,299
Expenses:
Provision for credit losses	8,874,734	6,000	-	-	8,880,734
Depreciation and amortization	6,188	-	-	-	6,188
Interest expense	25,090,049	1,366,139	1,904,316	-	28,360,504
Net result from derivative transactions	3,612,964	802,389	-	-	4,415,353
General and administrative	9,245,126	-	-	-	9,245,126
Total expenses	46,829,061	2,174,528	1,904,316	-	50,907,905
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	200,736	-	200,736
Earnings (losses) from investments in unconsolidated entities	(29,757)	-	(1,729,570)	-	(1,759,327)
Income before income taxes	(6,639,971)	299,902	2,589,872	-	(3,750,197)
Income tax benefit	-	-	-	(5,495)	(5,495)
Segment net income (loss)	$(6,639,971)	$299,902	$2,589,872	$5,495	$(3,744,702)

	For the Three Months Ended June 30, 2024
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$17,864,707	$807,659	$1,155,022	$-	$19,827,388
Other interest income	2,057,799	12,688	-	-	2,070,487
Other income	71,296	-	-	-	71,296
Total revenues	19,993,802	820,347	1,155,022	-	21,969,171
Expenses:
Provision for credit losses	(195,308)	215,000	-	-	19,692
Depreciation and amortization	5,966	-	-	-	5,966
Interest expense	13,853,241	567,096	477,928	-	14,898,265
Net result from derivative transactions	(1,615,398)	(269,536)	-	-	(1,884,934)
General and administrative	4,821,427	-	-	-	4,821,427
Total expenses	16,869,928	512,560	477,928	-	17,860,416
Other Income:
Gain on sale of real estate assets	-	-	-	63,739	63,739
Gain on sale of mortgage revenue bond	1,012,581	-	-	-	1,012,581
Gain on sale of investments in unconsolidated entities	-	-	6,986	-	6,986
Earnings (losses) from investments in unconsolidated entities	-	-	(14,711)	-	(14,711)
Income before income taxes	4,136,455	307,787	669,369	63,739	5,177,350
Income tax benefit	-	-	-	(786)	(786)
Segment net income (loss)	$4,136,455	$307,787	$669,369	$64,525	$5,178,136

	For the Six months Ended June 30, 2024
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$34,765,375	$1,555,167	$2,779,191	$-	$39,099,733
Other interest income	5,061,637	12,688	-	-	5,074,325
Other income	165,767	-	-	-	165,767
Total revenues	39,992,779	1,567,855	2,779,191	-	44,339,825
Expenses:
Provision for credit losses (Note 10)	(1,001,308)	215,000	-	-	(786,308)
Depreciation and amortization	11,933	-	-	-	11,933
Interest expense	26,622,380	1,064,266	1,015,554	-	28,702,200
Net result from derivative transactions (Note 15)	(7,050,960)	(1,101,638)	-	-	(8,152,598)
General and administrative	9,751,815	-	-	-	9,751,815
Total expenses	28,333,860	177,628	1,015,554	-	29,527,042
Other Income:
Gain on sale of real estate assets	-	-	-	63,739	63,739
Gain on sale of mortgage revenue bond	1,012,581	-	-	-	1,012,581
Gain on sale of investments in unconsolidated entities	-	-	56,986	-	56,986
Earnings (losses) from investments in unconsolidated entities	-	-	(121,556)	-	(121,556)
Income before income taxes	12,671,500	1,390,227	1,699,067	63,739	15,824,533
Income tax benefit	-	-	-	(1,984)	(1,984)
Segment net income (loss)	$12,671,500	$1,390,227	$1,699,067	$65,723	$15,826,517

The following table details total assets for the Partnership’s reportable segments as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Total assets
Affordable Multifamily Investments	$1,318,734,107	$1,428,627,104
Seniors and Skilled Nursing Investments	71,618,221	70,163,422
Market-Rate Joint Venture Investments	156,634,794	183,508,429
MF Properties	7,795,791	7,782,906
Consolidation/eliminations	(74,147,120)	(110,381,701)
Total assets	$1,480,635,793	$1,579,700,160

25. Subsequent Events

In July 2025, the Partnership received an additional capital commitment of approximately $59.8 million to the Construction Lending JV from a new third-party investor. The Partnership has committed to provide 10% of the total capital for the Construction Lending JV. The Partnership and each investor will contribute their respective proportionate capital contributions upon the funding of future investments. With this additional capital commitment, the Partnership’s maximum capital contribution to the Construction Lending JV is approximately $15.0 million.

In August 2025, the Partnership extended the maturity dates of the TOB financings for Village at Hanford Square, MaryAlice Circle Apartments, Meadow Valley, and 40rty on Colony to June 1, 2028. There were no additional changes to terms associated with the extensions.

In July 2025, the Partnership acquired a taxable MRB. The following table summarizes the terms of the Partnership’s investment:

Property Name	Month Acquired	Property Location	Maturity Date	Interest Rate	Initial Principal Funding	Total Commitment
Triangle Square Predevelopment Project	July 2025	Raleigh, NC	July 2026	9.00%	$6,000,000	$9,300,000

In August 2025, the Copper Gate Apartments MRB with outstanding principal of $4.7 million was redeemed in full and the principal proceeds of approximately $4.0 million and approximately $717,000 were used to paydown the 2024 PFA Securitization Transaction and TEBS Residual Financing, respectively.

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

As of June 30, 2025, we had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three and six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	Percentage of Total	2024	Percentage of Total	2025	Percentage of Total	2024	Percentage of Total
Total revenues
Affordable Multifamily Investments	$19,525	82.7%	$19,994	91.0%	$40,219	82.5%	$39,993	90.2%
Seniors and Skilled Nursing Investments	1,242	5.3%	820	3.7%	2,474	5.1%	1,568	3.5%
Market-Rate Joint Venture Investments	2,824	12.0%	1,155	5.3%	6,023	12.4%	2,779	6.3%
MF Properties	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total revenues	$23,591		$21,969		$48,716		$44,340

Net income (loss)
Affordable Multifamily Investments	(7,986)	112.9%	4,136	79.9%	$(6,640)	177.2%	$12,672	80.1%
Seniors and Skilled Nursing Investments	259	-3.7%	308	5.9%	300	-8.0%	1,390	8.8%
Market-Rate Joint Venture Investments	653	-9.2%	669	12.9%	2,590	-69.2%	1,699	10.7%
MF Properties	3	0.0%	65	1.3%	5	0.0%	66	0.4%
Net income (loss)	$(7,071)		$5,178		$(3,745)		$15,827

During the six months ended June 30, 2025 and 2024, our net income was significantly impacted by unrealized losses on our derivative instrument portfolio, which primarily consists of interest rate swaps. Under the applicable accounting guidance, we report our derivatives at fair value as of each reporting date. The fair value is based on a model that considers observable indices and observable market trades for similar arrangements, such as publicly available current SOFR rates and forward SOFR swap rates. The period-over-period change in the fair value of each derivative that is not directly related to net cash settlements are recorded as unrealized (gains) losses within “Net result from derivative transactions” on our condensed consolidated statements of operations and is included as a component of our reported net income. Unrealized (gains) losses can be significant in periods of significant interest rate volatility. The following table summarizes unrealized (gains) losses for the three and six months ended June 30, 2025 and 2024 by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized (gains) losses from derivatives
Affordable Multifamily Investments	$1,787	$(90)	$5,054	$(3,994)
Seniors and Skilled Nursing Investments	356	(121)	972	(821)
Total unrealized (gains) losses from derivatives	$2,143	$(211)	$6,026	$(4,815)

Differences between the respective periods is primarily due to market interest rate changes between reporting dates. The 3-year SOFR swap rate is a reasonable proxy for our interest rate swap portfolio as a whole as our derivatives are primarily SOFR-denominated interest rate swaps and the weighted average life of our interest rate swap portfolio is typically between three and four years. The 3-year SOFR swap rate declined 0.65% from 4.05% as of December 31, 2024 to 3.40% as of June 30, 2025, resulting in significant unrealized losses on our interest rate swap portfolio for the six months ended June 30, 2025. The 3-year SOFR swap rate increased 0.60% from 3.75% as of December 31, 2023 to 4.35% as of June 30, 2024, resulting in significant unrealized gains on our interest rate swap portfolio for the three and six months ended June 30, 2024.

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

In addition, we recognized asset-specific provisions for credit losses totaling approximately $9.3 million in the Affordable Multifamily Investments segment for the three and six months ended June 30, 2025, which significantly impacted our reported net income. These provisions are not realized losses but are based on expectations of credit losses after our evaluation of several factors including current and expected operating results of the underlying properties, borrower financial conditions, and estimated collateral values. See the operational matters section of the Affordable Multifamily Investments section discussion in this Item 2.

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three and six months ended June 30, 2025 and 2024:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended June 30, 2025
Mortgage revenue bond acquisitions and advances	4	$23,185	N/A	N/A	4
Mortgage revenue bond redemptions	2	27,846	$27,846	$208	4
Governmental issuer loan advance	1	1,570	N/A	N/A	5
Governmental issuer loan redemption	1	34,620	31,155	N/A	5
Property loan acquisition and advance	2	6,624	N/A	N/A	6
Property loan paydown	1	588	455	N/A	6
Investments in unconsolidated entities, net	7	3,053	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	12,591	N/A	163	7
Taxable mortgage revenue bond acquisition	1	800	N/A	N/A	9
Taxable governmental issuer loan advances	2	15,441	N/A	N/A	9
Governmental issuer loan sale to Construction Lending JV	1	6,500	N/A	N/A	5
Taxable governmental issuer loan sale to Construction Lending JV	1	1,000	N/A	N/A	9

For the Three Months Ended March 31, 2025
Mortgage revenue bond advances	3	$14,101	N/A	N/A	4
Mortgage revenue bond redemption	1	10,352	N/A	N/A	4
Governmental issuer loan advances	3	17,409	N/A	N/A	5
Governmental issuer loan redemptions	3	82,203	$67,210	N/A	5
Property loan paydowns	2	7,798	6,185	N/A	6
Investments in unconsolidated entities, net	4	5,621	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	11,400	N/A	N/A	7
Real estate asset sale proceeds	1	1,354	1,354	N/A	8
Taxable mortgage revenue bond advances	3	7,400	N/A	N/A	9
Taxable governmental issuer loan advances	3	21,700	N/A	N/A	9
Taxable governmental issuer loan paydowns	3	12,700	10,160	N/A	9

For the Three Months Ended June 30, 2024
Mortgage revenue bond acquisitions and advances	8	$78,375	N/A	N/A	4
Mortgage revenue bond sale	1	8,221	N/A	N/A	4
Governmental issuer loan advances	3	9,000	N/A	N/A	5
Property loan acquisition and advance	2	9,321	N/A	N/A	6
Property loan redemptions	2	454	N/A	N/A	6
Investments in unconsolidated entities	5	11,669	N/A	N/A	7
Taxable mortgage revenue bond acquisition and advance	2	5,077	N/A	N/A	9

For the Three Months Ended March 31, 2024
Mortgage revenue bond acquisition and advances	5	$26,298	N/A	N/A	4
Governmental issuer loan advances	3	6,000	N/A	N/A	5
Governmental issuer loan redemption	1	23,390	$18,712	N/A	5
Property loan advances	2	3,073	N/A	N/A	6
Property loan redemptions and paydown	6	72,323	60,575	N/A	6
Investments in unconsolidated entities	7	6,960	N/A	N/A	7
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	9
Taxable mortgage revenue bond paydown	1	11,500	9,480	N/A	9
Taxable governmental issuer loan redemption	1	10,573	9,515	N/A	9
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three and six months ended June 30, 2025 and 2024, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended June 30, 2025
Net paydown on Acquisition LOC	1	$7,500	Yes	12
Net paydown on General LOC	2	$7,000	Yes	12
Proceeds from TOB trust financings	7	34,495	Yes	13

For the Three Months Ended March 31, 2025
Net paydown on Acquisition LOC	1	$10,352	Yes	12
Proceeds from TOB trust financings	8	48,435	Yes	13
Issuance of Series B Preferred Units	1	20,000	Yes	17

For the Three Months Ended June 30, 2024
Net borrowing on Acquisition LOC	6	$14,750	Yes	12
Net borrowing on General LOC	1	10,000	Yes	12
Proceeds from TOB trust financings	10	75,360	Yes	13
Interest rate swap executed	2	-	N/A	15
Redemption of Series A Preferred Units	1	10,000	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	439	N/A	N/A

For the Three Months Ended March 31, 2024
Net paydown on Acquisition LOC	2	$16,900	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	63,250	Yes	13
Interest rate swap executed	1	-	N/A	15
Issuance of Series B Preferred Units	1	5,000	N/A	17
Exchange of Series A Preferred Units for Series B Preferred Units	1	17,500	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	1,055	N/A	N/A

Recent Legislative Developments

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which is a sweeping federal reconciliation package that permanently extends and expands key provisions of the 2017 Tax Cuts and Jobs Act, introduces new tax benefits (including elevated standard deductions, higher state-and-local tax (SALT) caps, and no taxation on tips and overtime income for certain workers), and enacts broad reductions in government spending. As directly applicable to the Partnership, the OBBBA contains provisions that may affect the Partnership and its unitholders. For example, the OBBBA affects the LIHTC program by permanently increasing the state allocation for 9% LIHTC properties by 12% and lowering the private activity bond financing threshold from 50% to 25% for 4% LIHTC projects. In sum, the OBBBA is a complex revision to the U.S. federal income tax laws with potentially far-reaching consequences. The OBBBA will require subsequent rulemaking in a number of areas. The long-term impact of the OBBBA on the Partnership, our unitholders, the developers and owners of the properties underlying our MRBs, GILs, and market-rate joint venture investments, and the multifamily real estate industry in general cannot be reliably predicted at this early stage of the new law’s implementation. Unitholders are urged to consult with their own tax advisors regarding the impact of the OBBBA to them and their acquisition, ownership, and disposition of the Partnership’s units. The Partnership’s management continues to evaluate the impact of the OBBBA on the Partnership and its business, financial condition, and results of operations.

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

Environmental Responsibility

Achieving positive environmental and sustainability impacts in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific QAP as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain property features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as the use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. The following table summarizes our total funding commitments related to properties that were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs (inclusive of investments of our Construction Lending JV):

Asset Type	For the Period from January 1, 2022, through June 30, 2025
MRBs and taxable MRBs	$233,375,500
GILs, taxable GILs and property loans	265,051,554
Total	$498,427,054

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of June 30, 2025:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,730	6,026	8,974	10,135	89%	67	11	$909,286,328	61%
GILs, taxable GILs and related property loans	-	527	527	527	100%	4	2	159,456,807	11%
Total	1,730	6,553	9,501	10,662	89%	71		$1,068,743,135	72%

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

Greystone and the Partnership are committed to building a workplace that allows all employees to feel supported and valued, regardless of any identity, by focusing on our culture of ‘where people matter’ to build belonging. Specific initiatives include training and employee resources groups to support our workforce as well as a formal Culture and Community Committee and Culture and Community Executive Advisory Council to lead and advise all belonging related work, events, and learning. Of the 15 employees of Greystone Manager responsible for the Partnership’s operations, three are women and two employees identify as ethnically diverse.

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

The Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The Audit Committee had 100% attendance at meetings during 2024 and to date in 2025. The Board of Managers had 100% and 93% attendance during 2024 and to date in 2025, respectively.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table compares our revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues and Other Income:
Investment income	$20,825	$19,827	$998	5.0%	$42,703	$39,100	$3,603	9.2%
Other interest income	2,558	2,070	488	23.6%	4,846	5,074	(228)	-4.5%
Contingent interest income	208	-	208	N/A	208	-	208	N/A
Other income	-	71	(71)	N/A	959	166	793	477.7%
Gain on sale of real estate assets	-	64	(64)	N/A	-	64	(64)	N/A
Gain on sale of mortgage revenue bonds	-	1,013	(1,013)	N/A	-	1,013	(1,013)	N/A
Gain on sale of investments in unconsolidated entities	196	7	189	2700.0%	201	57	144	252.6%
Earnings (losses) from investments in unconsolidated entities	(1,526)	(15)	(1,511)	10073.3%	(1,759)	(122)	(1,637)	1341.8%
Total Revenues and Other Income	$22,261	$23,037	$(776)	-3.4%	$47,158	$45,352	$1,806	4.0%

Total Revenues and Other Income comparison for the three months ended June 30, 2025 and 2024

Investment income. The increase in investment income for the three months ended June 30, 2025 as compared to the same period in 2024 was due to the following factors:

•
An increase of approximately $2.2 million in interest income from recent MRB advances, offset by a decrease of approximately $762,000 in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $2.6 million in interest income due to recent GIL redemptions, offset by an increase of approximately $909,000 in interest income from recent GIL investments;
•
A decrease of approximately $455,000 in interest income due to lower interest rates and accretion on certain MRBs;
•
An increase of approximately $1.7 million of investment income related to unconsolidated entities consisting of:
o
An increase of approximately $1.8 million of investment income due to the sale of Vantage at Helotes in May 2025;
o
An increase of approximately $542,000 in investment income related to preferred returns on equity contributions during 2024 and 2025; and
o
A decrease of approximately $703,000 of investment income due to certain investments meeting the maximum guaranteed preferred return during 2024 and 2025.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the three months ended June 30, 2025 as compared to the same period in 2024 was primarily due to:

•
An increase of approximately $711,000 from overall higher average property loan, taxable MRB and taxable GIL investment balances of approximately $40.7 million; and
•
A decrease of approximately $226,000 in other interest income due to less interest earned on cash balances.

Contingent interest income. Contingent interest income for the three months ended June 30, 2025 related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025. There was no contingent interest income for the three months ended June 30, 2024.

Other income. There was no other income for the three months ended June 30, 2025. Other income for the three months ended June 30, 2024 related to the receipt of non-refundable fees for the extension of the Magnolia Heights GIL and property loan maturity dates.

Gain on sale of real estate assets. There was no gain on sale of real estate assets for the three months ended June 30, 2025. The gain on sale of real estate assets for the three months ended June 30, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023.

Gain on sale of mortgage revenue bonds. There was no gain on sale for the three months ended June 30, 2025. The gain on sale of mortgage revenue bond for the three months ended June 30, 2024 related to the sale of the Brookstone MRB in May 2024.

Gain on sale of investments in unconsolidated entities. The gain on sale for the three months ended June 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor sale that occurred in July 2022. The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2024 related to final settlement of the Vantage at Westover Hills sale that occurred in May 2022.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the three months ended June 30, 2025 as compared to the same period in 2024 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and the Jessam at Hays Farm and non-capitalized interest expense at Freestone Greenville and Freestone Cresta Bella as the properties have begun operations.

Total Revenues and Other Income comparison for the six months ended June 30, 2025 and 2024

Investment income. The increase in investment income for the six months ended June 30, 2025 as compared to the same period in 2024 was due to the following factors:

•
An increase of approximately $5.2 million in interest income from recent MRB advances, offset by a decrease of approximately $1.5 million in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $4.7 million in interest income due to recent GIL redemptions, offset by an increase of approximately $1.9 million in interest income from recent GIL investments;
•
A decrease of approximately $513,000 in interest income due to lower interest rates and accretion on certain MRBs;
•
An increase of approximately $3.2 million of investment income related to unconsolidated entities consisting of:
o
An increase of approximately $1.9 million of investment income due to a preferred return distribution from Vantage at Loveland in March 2025;
o
An increase of approximately $1.8 million of investment income related to preferred return recognized upon the sale of Vantage at Helotes in May 2025;
o
An increase of approximately $1.0 million in investment income related to preferred returns on equity contributions during 2024 and 2025; and
o
A decrease of approximately $1.5 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2024 and 2025.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The decrease in other interest income for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to:

•
A decrease of approximately $634,000 in other interest income due to less interest earned on cash balances; and
•
An increase of approximately $403,000 from overall higher average property loan, taxable MRB and taxable GIL investment balances of approximately $11.5 million.

Contingent interest income. Contingent interest income for the six months ended June 30, 2025 related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025. There was no contingent interest income for the six months ended June 30, 2024.

Other income. Other income for the six months ended June 30, 2025 and 2024 related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates.

Gain on sale of real estate assets. There was no gain on sale of real estate assets for the six months ended June 30, 2025. The gain on sale of real estate assets for the six months ended June 30, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023.

Gain on sale of mortgage revenue bonds. There was no gain on sale for the six months ended June 30, 2025. The gain on sale of mortgage revenue bond for the six months ended June 30, 2024 related to the sale of the Brookstone MRB in May 2024.

Gain on sale of investments in unconsolidated entities. The gain on sale for the six months ended June 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor and Vantage at Coventry sales that occurred in July 2022 and January 2023, respectively. The gain on sale of investments in unconsolidated entities for the six months ended June 30, 2024 related to final settlement of the Vantage at Coventry and Vantage at Westover Hills sales that occurred in January 2023 and May 2022, respectively.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the six months ended June 30, 2025 as compared to the same period in 2024 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and the Jessam at Hays Farm and non-capitalized interest expense at Freestone Greenville and Freestone Cresta Bella as the properties have begun operations.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Expenses:
Provision for credit losses	9,053	20	9,033	45165.0%	8,881	(786)	9,667	N/A
Depreciation	3	6	(3)	-50.0%	6	12	(6)	-50.0%
Interest expense	14,226	14,898	(672)	-4.5%	28,361	28,702	(341)	-1.2%
Net result from derivative transactions	1,379	(1,885)	3,264	N/A	4,415	(8,153)	12,568	N/A
General and administrative	4,675	4,821	(146)	-3.0%	9,245	9,752	(507)	-5.2%
Total Expenses	$29,336	$17,860	$11,476	64.3%	$50,908	$29,527	$21,381	72.4%

Total Expenses comparison for the three months ended June 30, 2025 and 2024

Provision for credit losses. The provision for credit losses for the three months ended June 30, 2025 includes an asset-specific allowances of approximately $624,000 related to the Opportunity South Carolina property loan and approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB. These asset-specific provisions were partially offset by GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

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

Depreciation expense. Depreciation expense for the three months ended June 30, 2025 and 2024 related to furniture and equipment owned by the Partnership.

Interest expense. The decrease in interest expense for the three months ended June 30, 2025 as compared to the same period in 2024 was due primarily to the following factors:

•
A decrease of approximately $1.4 million due to lower average interest rates on debt financing; and
•
An increase of approximately $826,000 due to an increase in the average outstanding principal of our debt financing instruments of approximately $46.0 million.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(764)	$(1,674)
Unrealized (gains) losses on derivatives, net	2,143	(211)
Net result from derivative transactions	$1,379	$(1,885)

Realized gains decreased during the three months ended June 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, were approximately $2.1 million for the three months ended June 30, 2025, compared to unrealized gains of approximately $211,000 for the three months ended June 30, 2024, resulting in increased losses of approximately $2.4 million between the two periods. The net increase in unrealized losses was attributable to lower interest rates in 2025 and beyond as compared to forward market interest rates as of June 30, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the three months ended June 30, 2025 as compared to the same period in 2024 was primarily due to a decrease of approximately $189,000 in employee compensation and benefits.

Total Expenses comparison for the Six Months Ended June 30, 2025 and 2024

Provision for credit losses. The provision for credit losses for the six months ended June 30, 2025 includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan and approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB. These asset-specific provisions were partially offset by a decline in expected credit losses primarily due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

The provision for credit losses for the six months ended June 30, 2024 primarily related to declining expected credit losses for our remaining portfolio of GILs, taxable GILs, property loans, and unfunded commitments, and the recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB, partially offset by increases due to new property loan investments during 2024

Depreciation expense. Depreciation expense for the six months ended June 30, 2025 and 2024 related to furniture and equipment owned by the Partnership.

Interest expense. The decrease in interest expense for the six months ended June 30, 2025 as compared to the same period in 2024 was due to the following factors:

•
A decrease of approximately $2.8 million due to lower average interest rates on debt financing, net of cash receipts received on interest rate derivatives; and
•
An increase of approximately $2.5 million due to lower average principal outstanding of approximately $70.1 million.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(1,611)	$(3,338)
Unrealized (gains) losses on derivatives, net	6,026	(4,815)
Net result from derivative transactions	$4,415	$(8,153)

Realized gains decreased during the six months ended June 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, were approximately $6.0 million for the six months ended June 30, 2025, compared to unrealized gains of approximately $4.8 million for the six months ended June 30, 2024, resulting in increased losses of approximately $10.8 million between the two periods. The net increase in unrealized losses was attributable to lower interest rates in 2025 and beyond as compared to forward market interest rates as of June 30, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to decreases of approximately $419,000 in employee compensation and benefits, and approximately $267,000 in professional and consulting fees. These decreases were partially offset by an increase of approximately $177,000 in administration fees paid to the General Partner due to higher assets under management.

Income Tax Expense for the three and six months ended June 30, 2025 and 2024

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans and real estate assets. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the three and six months ended June 30, 2025 and 2024.

Cash Available for Distribution - Non-GAAP Financial Measures

The Partnership believes that CAD provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results. To calculate CAD, the Partnership begins with net income as computed in accordance with GAAP and adjusts for non-cash expenses or income consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, fair value adjustments to derivative instruments, provisions for credit and loan losses, impairments on MRBs, GILs, real estate assets and property loans, deferred income tax expense (benefit) and restricted unit compensation expense. The Partnership also adjusts net income for the Partnership’s share of (earnings) losses of investments in unconsolidated entities related to the Market-Rate Joint Venture Investments segment as such amounts are primarily depreciation expenses and development costs that are expected to be recovered upon an exit event. The Partnership also deducts Tier 2 income (see Note 22 to the Partnership’s condensed consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and distributions and accretion for the Preferred Units. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies. Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and six months ended June 30, 2025 and 2024 (all per BUC amounts are presented giving effect to the BUCs Distributions on a retroactive basis for all periods presented):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(7,071,722)	$5,178,136	$(3,744,702)	$15,826,517
Unrealized (gains) losses on derivatives, net	2,142,777	(210,583)	6,025,973	(4,814,798)
Depreciation expense	2,646	5,966	6,188	11,933
Provision for credit losses (1)	9,052,734	189,000	8,880,734	(617,000)
Amortization of deferred financing costs	387,362	459,933	768,696	827,351
Restricted unit compensation expense	505,275	558,561	739,322	890,882
Deferred income taxes	(989)	(776)	238	2,222
Redeemable Preferred Unit distributions and accretion	(1,029,649)	(741,477)	(1,790,328)	(1,508,718)
Tier 2 income allocable to the General Partner (2)	(92,852)	-	(92,852)	-
Recovery of prior credit loss (3)	79,191	(17,345)	62,224	(34,500)
Bond premium, discount and acquisition fee amortization, net of cash received	237,628	878,868	262,848	838,393
(Earnings) losses from investments in unconsolidated entities	1,496,236	14,711	1,729,570	121,556
Total CAD	$5,708,637	$6,314,994	$12,847,911	$11,543,838

Weighted average number of BUCs outstanding, basic	23,171,226	23,083,387	23,171,226	23,042,071
Net income (loss) per BUC, basic	$(0.35)	$0.19	$(0.25)	$0.61
Total CAD per BUC, basic	$0.25	$0.27	$0.55	$0.50
Cash Distributions declared, per BUC	$0.30	$0.37	$0.67	$0.738
BUCs Distributions declared, per BUC (4)	$-	$-	$-	$0.07

(1)
The adjustments reflect the change in allowances for credit losses under the CECL standard which requires the Partnership to update estimates of expected credit losses for its investment portfolio at each reporting date. Credit losses are not reported within CAD until such losses are realized. The provision for credit loss for the three and six months ended June 30, 2025 includes asset-specific provisions for credit losses for affordable multifamily investments totaling approximately $9.3 million. In connection with the final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB in July 2024, the Partnership recovered approximately $169,000 of its previously recognized allowance credit loss which is not included as an adjustment to net income in the calculation of CAD for the three and six months ended June 30, 2024.

(2)
As described in Note 22 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner. Tier 2 income for the three and six months ended June 30, 2025 related to the gain on sale of Vantage at Helotes and the premium received upon redemption of the Companion at Thornhill Apartments MRB. There was no Tier 2 income for the three and six months ended June 30, 2024.

(3)
The Partnership determined there was a recovery of previously recognized impairment recorded for the Live 929 Apartments Series 2022A MRB prior to the adoption of the CECL standard effective January 1, 2023. The Partnership is accreting the recovery of prior credit loss for this MRB into investment income over the term of the MRB consistent with applicable guidance. The accretion of recovery of value, net of adjustments, is presented as a reduction to current CAD as the original provision for credit loss was an addback for CAD calculation purposes in the period recognized.

(4)
The Partnership declared the First Quarter 2024 BUCs Distribution payable in the form of additional BUCs equal to $0.07 per BUC for outstanding BUCs as of the record date of March 28, 2024.

Portfolio Information

The following tables summarize occupancy and other information regarding the properties underlying our various investments. The narrative discussion that follows provides a brief operating analysis of each investment as of and for the six months ended June 30, 2025 and 2024.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of June 30, 2025. Debt service on our MRBs for the non-consolidated stabilized properties was current as of June 30, 2025. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,		Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2025		2025	2024	2025	2024
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45		93%	93%	91%	94%
Courtyard	CA	108		99%	100%	90%	96%
Glenview Apartments	CA	88		97%	93%	90%	88%
Harden Ranch	CA	100		97%	97%	94%	97%
Harmony Court Bakersfield	CA	96		98%	95%	93%	95%
Harmony Terrace	CA	136		99%	97%	118%	133%
Las Palmas II	CA	81		100%	100%	91%	98%
Montclair Apartments	CA	80		100%	98%	95%	103%
Montecito at Williams Ranch Apartments	CA	132		93%	97%	94%	112%
Montevista	CA	82		98%	95%	98%	101%
Ocotillo Springs	CA	75		96%	97%	99%	99%
San Vicente	CA	50		100%	100%	93%	97%
Santa Fe Apartments	CA	89		89%	98%	90%	98%
Seasons at Simi Valley	CA	69		99%	99%	114%	122%
Seasons Lakewood	CA	85		99%	100%	99%	111%
Seasons San Juan Capistrano	CA	112		99%	96%	95%	105%
Solano Vista	CA	96		97%	97%	88%	97%
Summerhill	CA	128		96%	99%	94%	98%
Sycamore Walk	CA	112		98%	97%	85%	93%
The Village at Madera	CA	75		97%	99%	100%	104%
Tyler Park Townhomes	CA	88		98%	95%	100%	98%
Vineyard Gardens	CA	62		100%	98%	106%	106%
Wellspring Apartments (4)	CA	88		93%	n/a	105%	n/a
Westside Village Market	CA	81		100%	100%	95%	98%
Handsel Morgan Village Apartments (4)	GA	45		n/a	n/a	n/a	n/a
Copper Gate Apartments	IN	129		98%	99%	98%	99%
Renaissance	LA	208		88%	86%	82%	83%
Live 929 Apartments	MD	575		86%	76%	94%	73%
Jackson Manor Apartments	MS	60		98%	98%	98%	91%
Silver Moon	NM	151		91%	96%	93%	95%
Village at Avalon	NM	240		95%	100%	92%	98%
Columbia Gardens	SC	188		80%	84%	81%	93%
Village at River's Edge	SC	124		81%	91%	86%	94%
Willow Run	SC	200		83%	88%	75%	96%
Avistar at Copperfield	TX	192		89%	93%	86%	89%
Avistar at the Crest	TX	200		90%	95%	80%	89%
Avistar at the Oaks	TX	156		83%	95%	70%	88%
Avistar at the Parkway	TX	236		78%	87%	68%	71%
Avistar at Wilcrest	TX	88		86%	95%	75%	87%
Avistar at Wood Hollow	TX	409		85%	89%	70%	77%
Avistar in 09	TX	133		82%	96%	82%	93%
Avistar on the Boulevard	TX	344		76%	86%	70%	79%
Avistar on the Hills	TX	129		78%	90%	68%	87%
Bruton Apartments	TX	264		74%	88%	48%	62%
Concord at Gulfgate	TX	288		89%	93%	81%	87%
Concord at Little York	TX	276		80%	88%	70%	79%
Concord at Williamcrest	TX	288		84%	91%	78%	86%
Crossing at 1415	TX	112		88%	92%	72%	87%
Decatur Angle	TX	302		91%	78%	70%	62%
Esperanza at Palo Alto	TX	322		89%	89%	68%	73%
Heights at 515	TX	96		78%	95%	78%	86%
Heritage Square	TX	204		74%	96%	74%	86%
Oaks at Georgetown	TX	192		98%	89%	60%	84%
15 West Apartments	WA	120		97%	99%	94%	97%

MRB Seniors Housing and Skilled Nursing Properties-Stabilized (3)
Village Point (5)	NJ	120	(5)	85%	87%	n/a	n/a

		8,549		88.4%	91.2%	82.0%	86.8%

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
(4)
Physical and economic occupancy information is not available for the periods indicated as the related investment was recently acquired or is otherwise unavailable.
(5)
Village Point is a skilled nursing property with 120 beds in 92 units. Physical occupancy is based on the daily average of beds occupied during the last month of the period. Economic occupancy is not reported for skilled nursing properties.

Comparison of the six months ended June 30, 2025 and 2024

Physical occupancy as of June 30, 2025 decreased from the same period in 2024 due primarily to occupancy declines at various properties located in Texas - primarily in San Antonio and Houston where there have been large increases in the supply of available multifamily units in recent years. Overall higher vacancy levels in these markets is putting pressure on leasing at these properties. We observed new construction starts in these markets declined sharply starting in late 2023 and we expect that occupancy will recover once new unit supply declines in the near term. The overall physical occupancy for Texas properties as of June 30, 2025 approximates physical occupancy as of March 31, 2025. The properties are still current on debt service. However, if there are continuing declines in operating results of the properties such that the borrowers are unable to make contractual principal and interest payments on our MRBs, we may receive forbearance requests or experience MRB defaults. We may choose to provide support to the borrowers through supplemental property loans to prevent such MRB defaults, which will be considered on a case-by-case basis. We will continue to monitor results and discuss property operations with the individual borrowers.

Economic occupancy for the six months ended June 30, 2025 decreased from the same period in 2024 due primarily to decreases in rental revenue at various properties in Texas as a result of the declines in physical occupancy noted above. The overall economic occupancy for Texas properties as of June 30, 2025 is slightly lower than March 31, 2025 due to pressure on rental rates from high local competition. Willow Run reported a large decline in economic occupancy due to significant bad debts recognized in the first quarter of 2025. Such declines were partially offset by improving economic occupancy at Live 929 Apartments as a result of higher physical occupancy.

Decatur Angle and Bruton Apartments continue to report low physical and economic occupancy, though Decatur Angle occupancy has improved during 2025. The properties are continuing to remove non-paying tenants now that local regulations permit tenant evictions. The removals have resulted in higher than historical bad debt write-offs, declines in physical occupancy, and high repairs and maintenance costs to ready units to be leased to new tenants. Bruton Apartments has also experienced an increase in local crime, which the borrower is actively working to deter. We continue to monitor and discuss property operations with the individual borrowers to assess progress towards resolving performance issues.

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2024. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 5.9% during the six months ended June 30, 2025 as compared to the same period in 2024, which is higher than average historical annual rent increases. However, we observed a decrease in same-property net rental revenue of 0.5% during the six months ended June 30, 2025 as compared to the same period in 2024 due to lower physical occupancy.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of June 30, 2025, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of June 30, 2025, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,		Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2025		2025	2024	2025	2024
MRB Multifamily Properties-Non Stabilized (3)
Residency at the Mayer (4)	CA	79		67%	n/a	n/a	n/a
MaryAlice Circle Apartments (4)	GA	98		80%	61%	89%	n/a
Woodington Gardens Apartments (4)	MD	197		96%	91%	89%	n/a
The Ivy Apartments	SC	212		79%	80%	60%	73%
The Park at Sondrio Apartments	SC	271		81%	68%	65%	61%
The Park at Vietti Apartments	SC	204		92%	83%	79%	66%
Windsor Shores Apartments	SC	176		89%	84%	80%	82%
Agape Helotes (4)	TX	288		82%	n/a	84%	n/a
Aventine Apartments (4), (5)	WA	68		87%	n/a	n/a	n/a
The Safford (4)	AZ	200		n/a	n/a	n/a	n/a
40rty on Colony - Series P (4)	CA	40		n/a	n/a	n/a	n/a
Residency at Empire (4)	CA	148		n/a	n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200		n/a	n/a	n/a	n/a
Village at Hanford Square (4)	CA	100		n/a	n/a	n/a	n/a
		2,281

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	174	(6)	n/a	n/a	n/a	n/a

GIL Multifamily Properties-Non Stabilized (3)
Poppy Grove I (4)	CA	147		91%	n/a	n/a	n/a
Poppy Grove II (4)	CA	82		28%	n/a	n/a	n/a
Poppy Grove III (4)	CA	158		n/a	n/a	n/a	n/a
Sandy Creek Apartments	TX	140		97%	99%	94%	83%
		527

Grand total		2,982
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
(5)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of March 31, 2025.
(6)
Meadow Valley is a seniors housing property with 174 beds in 154 units.

As June 30, 2025, six MRB multifamily properties and one MRB seniors housing property were under construction or recently acquired and have no operating metrics to report. Aventine Apartments, The Ivy Apartments, The Park at Sondrio Apartments, The Park at Vietti Apartments, Windsor Shores Apartments, and Woodington Gardens are currently undergoing tenant-in-place rehabilitations. The MaryAlice Circle Apartments MRB property is undergoing both rehabilitation and new construction phases. Agape Helotes is in the process of converting from market-rate units to rent-restricted units after purchase of the property by a non-profit entity in May 2025.

As of June 30, 2025, Poppy Grove III was under construction and had no operating metrics to report. Poppy Grove I and Poppy Grove II have substantially completed construction and are in the lease-up phase. Sandy Creek Apartments is currently undergoing a tenant-in-place rehabilitation that is substantially complete and nearly stabilized.

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

					Physical Occupancy (1) as of June 30,
Property Name	State	Construction Completion Date	Planned Number of Units		2025	2024	Revenue For the Three Months Ended June 30, 2025 (2)	Sale Date	Per-unit Sale Price
Most Recent Property Sales
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	n/a	n/a	June 2023	174,000
Vantage at Tomball	TX	April 2022	n/a		n/a	n/a	n/a	January 2025	148,000
Vantage at Helotes	TX	November 2022	n/a		n/a	n/a	n/a	May 2025	170,000

Operating Properties
Vantage at Fair Oaks	TX	May 2023	288		93%	89%	$1,079,221	n/a	n/a
Vantage at Hutto	TX	December 2023	288		83%	80%	1,094,448	n/a	n/a
Vantage at McKinney Falls	TX	July 2024	288		74%	19%	840,319	n/a	n/a
Vantage at Loveland	CO	October 2024	288		73%	5%	856,484	n/a	n/a
Freestone Cresta Bella	TX	November 2024	296		53%	n/a	461,830	n/a	n/a
Valage Senior Living Carson Valley	NV	April 2025	102	(3)	25%	n/a	221,882	n/a	n/a

Properties Under Construction
The Jessam at Hays Farm	AL	n/a	318		3%	n/a	7,200	n/a	n/a
Freestone Greenville	TX	n/a	300		4%	n/a	11,412	n/a	n/a
Freestone Ladera	TX	n/a	288		n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (4)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a

			3,040
(1)
Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)
Revenue is attributable to the property underlying the Partnership’s equity investment and is not included in the Partnership's income.
(3)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(4)
The property is reported as a consolidated VIE as of June 30, 2025 (see Note 3 to the Partnership’s condensed consolidated financial statements).

Vantage at Hutto occupancy declined from recent quarters due to the loss of a corporate tenant, which the property management team is working to lease now vacant units.

Vantage at McKinney Falls, Vantage at Loveland, Freestone Cresta Bella, and Valage Senior Living Carson Valley have completed construction and commenced leasing activities in March 2024, May 2024, September 2024, and April 2025, respectively.

The Jessam at Hays Farm and Freestone Greenville are nearing construction completion and both began leasing activities April 2025. Freestone Ladera began leasing activities in July 2025.

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

We report the Partnership’s proportionate share of earnings from our Construction Lending JV within this segment. The first capital call and investment for the Construction Lending JV occurred in April 2025.

The following table compares operating results for the Affordable Multifamily Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Affordable Multifamily Investments
Total revenues	$19,525	$19,994	$(469)	-2.3%	$40,219	$39,993	$226	0.6%
Expenses:
Provision for credit losses	9,054	(195)	9,249	-4743.1%	8,875	(1,001)	9,876	-986.6%
Depreciation expense	3	6	(3)	-50.0%	6	12	(6)	-50.0%
Interest expense	12,641	13,853	(1,212)	-8.7%	25,090	26,622	(1,532)	-5.8%
Net result from derivative transactions	1,109	(1,615)	2,724	-168.7%	3,613	(7,051)	10,664	-151.2%
General and administrative expenses	4,675	4,821	(146)	-3.0%	9,245	9,752	(507)	-5.2%
Total expenses	27,482	16,870	10,612	62.9%	46,829	28,334	18,495	65.3%
Other income:
Gain on sale of mortgage revenue bonds	-	1,013	(1,013)	N/A	-	1,013	(1,013)	N/A
Earnings (losses) from investments in unconsolidated entities	(30)	-	(30)	N/A	(30)	-	(30)	N/A
Segment net income (loss)	$(7,987)	$4,137	$(12,124)	-293.1%	$(6,640)	$12,672	$(19,312)	-152.4%

Comparison of the Three Months Ended June 30, 2025 and 2024

Total revenues decreased for the three months ended June 30, 2025 as compared to the same period in 2024 primarily due to:

•
An increase of approximately $2.0 million in interest income from recent MRB advances, offset by a decrease of approximately $762,000 in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $2.6 million in interest income due to recent GIL redemptions, offset by an increase of approximately $909,000 in interest income from recent GIL investments;
•
An increase of approximately $533,000 in other interest income from higher average property loan, taxable MRB and taxable GIL investment balances of approximately $34.7 million;
•
A decrease of approximately $455,000 in interest income due to lower interest rates and accretion on certain MRBs;
•
A decrease of approximately $226,000 in other interest income due to less interest earned on cash balances; and
•
An increase of approximately $208,000 in contingent interest income received upon the redemption of the Companion at Thornhill Apartments MRB in June 2025.

The provision for credit losses for the three months ended June 30, 2025 includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan and approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB and taxable MRB. These asset-specific provisions were partially offset by declining expected credit losses from GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio.

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

Depreciation expense for the three months ended June 30, 2025 and 2024 related to furniture and equipment owned by the Partnership.

Total interest expense decreased for the three months ended June 30, 2025 as compared to the same period in 2024 primarily due to:

•
A decrease of approximately $1.3 million due to lower average interest rates on our debt financings; and
•
An increase of approximately $150,000 due to an increase in the average outstanding principal of our debt financing instruments of approximately $7.9 million.

Net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(678)	$(1,525)
Unrealized (gains) losses on derivatives, net	1,787	(90)
Net result from derivative transactions	$1,109	$(1,615)

Realized gains decreased during the three months ended June 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024. Unrealized losses on derivatives, net, were approximately $1.8 million for the three months ended June 30, 2025, compared to unrealized gains of approximately $90,000 for the three months ended June 30, 2024, resulting in increased losses of approximately $1.9 million between the two periods. The net increase in unrealized losses was attributable to lower interest rates in 2025 and beyond as compared to forward market interest rates as of June 30, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

The decrease in general and administrative expenses for the three months ended June 30, 2025 as compared to the same period in 2024 was primarily due to a decrease of approximately $189,000 in employee compensation and benefits.

There was no gain on sale of mortgage revenue bond for the three months ended June 30, 2025. The gain on sale of mortgage revenue bond for the three months ended June 30, 2024 related to the sale of the Brookstone MRB in May 2024.

Earnings (losses) from investments in unconsolidated entities represent our proportionate share of net loss of the Construction Lending JV for the period. The Construction Lending JV began activities in April 2025.

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended June 30, 2025 and 2024. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended June 30,
	2025			2024
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$940,167	$14,415	6.1%	$891,241	$13,592	6.1%
Governmental issuer loans	140,400	2,535	7.2%	209,307	4,272	8.2%
Property loans	43,350	688	6.3%	54,613	1,007	7.4%
Other investments	64,873	1,193	7.4%	18,944	341	7.2%
Total interest-earning assets	$1,188,791	$18,831	6.3%	$1,174,105	$19,212	6.5%
Contingent interest income		208			-
Other income		-			72
Non-investment income		486			710
Total revenues		$19,525			$19,994

Interest-bearing liabilities:
Lines of credit	$2,875	$58	8.1%	$9,813	$231	9.4%
Fixed TEBS financing	233,095	2,374	4.1%	238,577	2,388	4.0%
Fixed TEBS Residual financing	50,926	930	7.3%	61,273	1,097	7.2%
Variable TEBS financing	-	-	N/A	66,118	827	5.0%
Fixed 2024 PFA Securitization Financing	71,027	917	5.2%	-	-	N/A
Fixed Term TOB financing	-	-	N/A	12,704	155	4.9%
Variable TOB financing	641,752	8,043	5.0%	603,293	8,764	5.8%
Realized gains on interest rate swaps, net	N/A	(678)	N/A	N/A	(1,525)	N/A
Total interest-bearing liabilities	$999,675	$11,644	4.7%	$991,778	$11,937	4.8%
Net interest spread (1)		$7,187	2.4%		$7,275	2.5%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		12,322			13,462
Amortization of deferred finance costs		319			391
Total interest expense		$12,641			$13,853
(1)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized (gains) losses on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the three months ended June 30, 2025 and 2024, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended June 30, 2025 vs. 2024
	Total Change	Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$823	$746	$77
Governmental issuer loans	(1,737)	(1,406)	(331)
Property loans	(319)	(208)	(111)
Other investments	852	827	25
Total interest-earning assets	$(381)	$(41)	$(340)

Interest-bearing liabilities:
Lines of credit	$(173)	(163)	(10)
Fixed TEBS financing	(14)	(14)	-
Fixed TEBS Residual financing	(167)	(167)	-
Variable TEBS financing	(827)	(827)	-
Fixed 2024 PFA Securitization Financing	917	917	-
Fixed Term TOB financing	(155)	(155)	-
Variable TOB financing	(721)	559	(1,280)
Realized gains on interest rate swaps, net	847	N/A	847
Total interest-bearing liabilities	$(293)	$150	$(443)
Net interest spread change	$(88)	$(191)	$103

Comparison of the Six Months Ended June 30, 2025 and 2024

Total revenues increased for the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to:

•
An increase of approximately $4.6 million in interest income from recent MRB advances, offset by a decrease of approximately $1.5 million in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $4.8 million in interest income due to recent GIL redemptions, offset by an increase of approximately $1.9 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $793,000 in other income related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates;
•
An increase of approximately $208,000 in contingent interest income related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025;
•
A decrease of approximately $513,000 in interest income due to lower interest rates and accretion on certain MRBs; and
•
A decrease of approximately $631,000 in other interest income due to less interest earned on cash balances.

The provision for credit losses for the six months ended June 30, 2025 includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan and approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB and taxable MRB. These asset-specific provisions were partially offset by a decline in expected credit losses from GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio.

The provision for credit losses for the six months ended June 30, 2024 primarily related to declining expected credit losses for our remaining portfolio of GILs, taxable GILs, property loans, and unfunded commitments, and the recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB, partially offset by increases due to new property loan investments during 2024

Depreciation expense for the six months ended June 30, 2025 and 2024 related to furniture and equipment owned by the Partnership.

Interest expense decreased for the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to:

•
A decrease of approximately $2.5 million due to lower average interest rates on debt financing, net of cash receipts received on interest rate derivatives; and
•
An increase of approximately $1.1 million due to an increase in the average outstanding principal of our debt financing instruments of approximately $29.5 million.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(1,441)	$(3,057)
Unrealized (gains) losses on derivatives, net	5,054	(3,994)
Net result from derivative transactions	$3,613	$(7,051)

Realized gains decreased during the six months ended June 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, were approximately $5.1 million for the six months ended June 30, 2025, compared to unrealized gains of approximately $4.0 million for the six months ended June 30, 2024, resulting in increased losses of approximately $9.0 million between the two periods. The net increase in unrealized losses was attributable to lower interest rates in 2025 and beyond as compared to forward market interest rates as of June 30, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

The decrease in general and administrative expenses for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to decreases of approximately $419,000 in employee compensation and benefits, and approximately $267,000 in professional and consulting fees. These decreases were partially offset by an increase of approximately $177,000 in administration fees paid to the General Partner due to higher assets under management.

There was no gain on sale of mortgage revenue bond for the six months ended June 30, 2025. The gain on sale of mortgage revenue bond for the six months ended June 30, 2024 related to the sale of the Brookstone MRB in May 2024.

Earnings (losses) from investments in unconsolidated entities represent our proportionate share of net loss of the Construction Lending JV for the period. The Construction Lending JV began activities in April 2025.

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the six months ended June 30, 2025 and 2024. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Six Months Ended June 30,
	2025			2024
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$940,242	$28,917	6.2%	$867,692	$26,204	6.0%
Governmental issuer loans	155,745	5,670	7.3%	209,327	8,561	8.2%
Property loans	44,052	1,397	6.3%	73,961	2,683	7.3%
Other investments	58,480	2,186	7.5%	23,743	866	7.3%
Total interest-earning assets	$1,198,519	$38,170	6.4%	$1,174,723	$38,314	6.5%
Contingent interest income		208			-
Other income		959			166
Non-investment income		882			1,513
Total revenues		$40,219			$39,993

Interest-bearing liabilities:
Lines of credit	$9,722	$341	7.0%	$8,021	$293	7.3%
Fixed TEBS Financing	234,459	4,739	4.0%	238,970	4,784	4.0%
Fixed TEBS Residual Financing	51,541	1,866	7.2%	61,325	2,196	7.2%
Variable TEBS Financing	-	-	N/A	66,286	1,606	4.8%
Fixed 2024 PFA Securitization Transaction	72,752	1,838	5.1%	-	-	N/A
Fixed term TOB trust financing	-	-	N/A	12,717	218	3.4%
Variable TOB trust financing	643,579	15,677	4.9%	595,236	16,832	5.7%
Realized gains on interest rate swaps, net	N/A	(1,441)	N/A	N/A	(3,057)	N/A
Total interest-bearing liabilities	$1,012,053	$23,020	4.5%	$982,555	$22,872	4.7%
Net interest spread (1)		$15,150	2.5%		$15,442	2.6%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		24,461			25,929
Amortization of deferred finance costs		629			693
Total interest expense		$25,090			$26,622

(1)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized gains (losses) on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the six months ended June 30, 2025 and 2024, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Six Months Ended June 30, 2025 vs. 2024
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$2,713	$2,191	$522
Governmental issuer loans	(2,891)	(2,191)	(700)
Property loans	(1,286)	(1,085)	(201)
Other investments	1,320	1,267	53
Total interest-earning assets	$(144)	$182	$(326)

Interest-bearing liabilities:
Lines of credit	$48	$62	$(14)
Fixed TEBS Financing	(45)	(45)	-
Fixed TEBS Residual Financing	(330)	(330)	-
Variable TEBS Financing	(1,606)	(1,606)	-
Fixed 2024 PFA Securitization Transaction	1,838	1,838	-
Fixed term TOB trust financing	(218)	(218)	-
Variable TOB trust financing	(1,155)	1,367	(2,522)
Realized gains on interest rate swaps, net	1,616	N/A	1,616
Total interest-bearing liabilities	$148	$1,068	$(920)
Net interest spread change	$(292)	$(886)	$594

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of June 30, 2025.

Our sole student housing property securing an MRB, Live 929 Apartments, was 86% occupied as of June 30, 2025, and is current on MRB debt service. The property is leasing for the 2025-2026 academic year and is approximately 93% leased as of July 31, 2025, which is ahead of preleasing in the prior year. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. The property paid all operating expenses and debt service from operating cash flows for the 2024-2025 school year.

Construction and rehabilitation activities continue at properties securing our GILs, taxable GILs and related property loans. Three of the four underlying affordable multifamily properties had commenced leasing operations as of June 30, 2025. To date, these properties have not experienced any material supply chain disruptions for either construction materials or labor.

We have four MRBs, one taxable MRB and one GIL that have variable interest rates as of June 30, 2025. All such investments finance the construction of affordable multifamily properties. We regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget, available construction budget contingency balances, and the funding of certain equity commitments by the owners of the underlying properties. Though original development budgets are sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original projections. In such instances, the developer has either reallocated other available reserves and contingencies, deferred its developer fees, or made direct cash payments during construction. Borrowers for all such investments are current on debt service as of June 30, 2025. In all instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default.

Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. The Freddie Mac forward commitment includes a forward committed interest rate that was set at the original closing of the GIL, with many committed rates being well below current market interest rates. Such forward committed rates significantly reduce refinance risk and incentivize borrowers to convert to the Freddie Mac loan to realize interest savings. Since the beginning of 2023 through June 2025, ten of our GIL investments have been purchased by Freddie Mac, through a servicer, and repaid in full.

During the second quarter of 2025, we recorded asset-specific provisions for credit losses for affordable multifamily investments totaling approximately $9.3 million. The provisions for credit losses related to The Park at Sondrio MRB and taxable MRB totaling approximately $5.4 million, The Park at Vietti MRB and taxable MRB totaling approximately $765,000, and the Windsor Shores Apartments MRB and taxable MRB totaling approximately $2.5 million. The underlying properties were acquired by Opportunity South

Carolina, a non-profit entity, in December 2022 and January 2023. The properties underwent rehabilitation and converted from market rate operations under their previous ownership to rent-restricted affordable properties. The rehabilitation of each property has been completed, and each property is working to stabilize operations by the first quarter of 2026, which is the deadline for stabilization under the MRBs. Property operating results have not met the originally underwritten levels and collateral values are less than originally expected. We are in active discussions with the owners about opportunities to improve property operations and refinance the outstanding debt. In the event of a default on the MRBs, the Partnership may foreclose the properties and convert the properties back to market rate operations. During the second quarter of 2025, we recorded an asset-specific provision for credit loss of approximately $624,000 for funds loaned to Opportunity South Carolina as property support loans for The Park at Sondrio and The Park at Vietti MRB properties.

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

As of June 30, 2025, we owned two MRBs with aggregate outstanding principal of $65.6 million, with an outstanding commitment to provide additional funding of $1.5 million on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 174 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. As of June 30, 2025, the Partnership also had a property loan with a principal balance of $7.3 million used to facilitate the purchase of a portfolio of nine essential healthcare support buildings located in eastern Pennsylvania. The loan is subordinate to the senior debt of the borrower and secured by a first priority security interest in master lease payments guaranteed by an investment grade healthcare system.

The following table compares the operating results for the Seniors and Skilled Nursing Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$1,242	$820	$422	51.5%	$2,474	$1,568	$906	57.8%
Expenses:
Provision for credit losses	(1)	215	(216)	-100.5%	6	215	(209)	-97.2%
Interest expense	714	567	147	25.9%	1,366	1,064	302	28.4%
Net result from derivative transactions	270	(270)	540	-200.0%	802	(1,102)	1,904	-172.8%
Total expenses	983	512	471	92.0%	2,174	177	1,997	1128.2%
Segment net income	$259	$308	$(49)	-15.9%	$300	$1,391	$(1,091)	-78.4%

Comparison of the Three Months Ended June 30, 2025 and 2024

Total revenues increased for the three months ended June 30, 2025 as compared to the same period in 2024 due to higher average principal balances of approximately $18.9 million.

The recovery of provision for credit losses for the three months ended June 30, 2025 related to a decrease in the weighted average life of the remaining investment portfolio. The provision for credit losses for the three months ended June 30, 2024 relates to the initial allowance for credit loss for a new property loan investment during 2024.

Interest expense increased for the three months ended June 30, 2025 as compared to the same period in 2024 primarily due to:

•
An increase of approximately $245,000 due to an increase in the average outstanding principal of our debt financing instruments of approximately $16.6 million; and
•
A decrease of approximately $98,000 due to lower average interest rates on debt financing.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(86)	$(149)
Unrealized (gains) losses on derivatives, net	356	(121)
Net result from derivative transactions	$270	$(270)

Realized gains decreased during the three months ended June 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024. Unrealized losses on derivatives, net, were approximately $356,00 for the three months ended June 30, 2025, compared to unrealized gains of approximately $121,000 for the three months ended June 30, 2024, resulting in increased losses of approximately $477,000 between the two periods. The net increase in unrealized losses was attributable to lower interest rates in 2025 and beyond as compared to forward market interest rates as of June 30, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

Comparison of the Six Months Ended June 30, 2025 and 2024

Total revenues increased for the six months ended June 30, 2025 as compared to the same period in 2024 due to higher average principal balances of approximately $21.1 million.

The provision for credit losses for the six months ended June 30, 2025 was minimal. The provision for credit losses for the six months ended June 30, 2024 relates to the initial allowance for credit loss for a new property loan investment during 2024.

Interest expense increased for the three months ended June 30, 2025 as compared to the same period in 2024 primarily due to:

•
An increase of approximately $512,000 due to an increase in the average outstanding principal of our debt financing instruments of approximately $17.8 million; and
•
A decrease of approximately $210,000 due to lower average interest rates on debt financing.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(170)	$(281)
Unrealized (gains) losses on derivatives, net	972	(821)
Net result from derivative transactions	$802	$(1,102)

Realized gains decreased during the six months ended June 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024. Unrealized losses on derivatives, net, were approximately $972,00 for the six months ended June 30, 2025, compared to unrealized gains of approximately $821,000 for the six months ended June 30, 2024, resulting in increased losses of approximately $1.8 million between the two periods. The net increase in unrealized losses was attributable to lower interest rates in 2025 and beyond as compared to forward market interest rates as of June 30, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of our noncontrolling joint venture equity investments in market-rate multifamily properties, also referred to as our JV Equity Investments. Our JV Equity Investments are passive in nature. Operational oversight of each property is controlled by our respective joint venture partners according to each respective entity’s operating agreement. The properties are predominantly managed by property management companies affiliated with our joint venture partners. Decisions on when to sell an individual property are made by our respective joint venture partners based on their views of the local market conditions and current leasing trends.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$2,824	$1,155	$1,669	144.5%	$6,023	$2,779	$3,244	116.7%
Expenses:
Interest expense	870	478	392	82.0%	1,904	1,016	888	87.4%
Other income:
Gain on sale of investments in unconsolidated entities	196	7	189	2700.0%	201	57	144	252.6%
Earnings (losses) from investments in unconsolidated entities	(1,496)	(15)	(1,481)	9873.3%	(1,730)	(122)	(1,608)	1318.0%
Segment net income	$654	$669	$(15)	-2.2%	$2,590	$1,698	$892	52.5%

Comparison of the Three Months Ended June 30, 2025 and 2024

The increase in total revenues for the three months ended June 30, 2025 as compared to the same period in 2024 was primarily due to the following:

•
An increase of approximately $1.8 million of investment income due to the sale of Vantage at Helotes in May 2025;
•
An increase of approximately $542,000 in investment income related to preferred returns on equity contributions during 2024 and 2025; and
•
A decrease of approximately $703,000 of investment income due to certain investments meeting the maximum guaranteed preferred return during 2024 and 2025.

Interest expense for the three months ended June 30, 2025 and 2024 is related to our General LOC that is primarily secured by the JV Equity Investments. The increase in interest expense is primarily due to higher average outstanding balances.

The gain on sale for the three months ended June 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor sale that occurred in July 2022. The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2024 related to final settlement of the Vantage at Westover Hills sale that occurred in May 2022.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the three months ended June 30, 2025 as compared to the same period in 2024 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and the Jessam at Hays Farm and non-capitalized interest expense at Freestone Greenville and Freestone Cresta Bella as the properties have begun operations.

Comparison of the Six Months Ended June 30, 2025 and 2024

The increase in total revenues for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to the following:

•
An increase of approximately $1.9 million of investment income due to a preferred return distribution from Vantage at Loveland in March 2025;
•
An increase of approximately $1.8 million of investment income due to the sale of Vantage at Helotes in May 2025;
•
An increase of approximately $1.0 million in investment income related to preferred returns on equity contributions during 2024 and 2025; and
•
A decrease of approximately $1.5 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2024 and 2025.

Interest expense for the six months ended June 30, 2025 and 2024 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to higher average outstanding balances.

The gain on sale for the six months ended June 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor and Vantage at Coventry sales that occurred in July 2022 and January 2023, respectively. The gain on sale of investments in unconsolidated entities for the six months ended June 30, 2024 related to final settlement of the Vantage at Coventry and Vantage at Westover Hills sales that occurred in January 2023 and May 2022, respectively.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the six months ended June 30, 2025 as compared to the same period in 2024 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and the Jessam at Hays Farm and non-capitalized interest expense at Freestone Greenville and Freestone Cresta Bella as the properties have begun operations.

Operational Matters

The “Portfolio Information” section in this Item 2 contains various occupancy and other operational information relating to the JV Equity Investments. Vantage at Fair Oaks and Vantage at Hutto had previously achieved 90% physical occupancy and are considered stabilized. The managing member of Vantage at Fair Oaks has listed the property for sale. Vantage at McKinney Falls, Vantage at Loveland, Freestone Cresta Bella, and Valage Senior Living Carson Valley have completed construction.

Between December 2024 and June 2025, the managing members of Vantage at McKinney Falls, Vantage at Hutto, and Vantage at Loveland refinanced the construction loans at each property, which resulted in lower variable interest rates of over 100 basis points for each loan. The Vantage at Loveland refinancing resulted in additional loan proceeds, of which approximately $7.9 million were distributed to the Partnership. The distribution resulted in recognition of approximately $2.2 million of investment income in the first quarter of 2025. In June 2025, the managing member of Freestone Greenville refinanced the construction loan at the property and distributed approximately $1.8 million to the Partnership.

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

In May 2025, the managing member of Vantage at Helotes sold the property to a non-profit entity that financed the purchase by issuing tax-exempt and taxable bonds. We received gross proceeds of approximately $17.1 million, inclusive of the return of our capital contributions and accrued preferred return. We recognized investment income of approximately $1.8 million and a gain on sale of approximately $163,000 in the second quarter of 2025, before settlement of final proceeds and expenses. The Partnership purchased two MRBs for approximately $12.8 million issued by the non-profit purchaser to finance the purchase of the property.

We have noted no material construction cost overruns for securing materials and labor needed to construct the properties underlying our JV Equity Investments, despite general supply chain constraints noted in recent years. In 2024, we contributed additional equity of $1.0 million to Vantage at McKinney Falls to cover cost overages associated with delayed utility connections to the site by the local municipality, and the follow-on delays to vertical construction and incurred additional general conditions costs.

The construction loans associated with our JV Equity Investments typically have variable interest rates, so we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget and available construction budget contingency balances. Though original development budgets were sized to incorporate potential interest rate increases, the pace of recent interest rate increases has caused actual interest costs during construction to exceed original budgets. We have noted that some properties that are complete or nearing construction completion are incurring interest costs that exceed capitalized interest reserves, and such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments. Under the operating agreements, if additional capital is required, the parties to the JV Equity Investment will mutually agree on how to fund additional capital. From January 2024 through July 2025, we agreed to advance additional net equity totaling $11.2 million across six JV Equity Investments to cover primarily additional interest costs and certain property taxes and operating expenses. We may advance additional equity to certain JV Equity Investments during the remainder of 2025 though the ultimate amount is uncertain. The amount of such additional funding, if any, will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. We plan to contribute additional funds from unrestricted cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

MF Properties Segment

As of June 30, 2025, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment.

There was minimal income tax expense and no other operating results to report for the MF Properties segment for three months ended June 30, 2025 and 2024.

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

Unrestricted Cash on Hand

As of June 30, 2025, we reported unrestricted cash on hand of approximately $47.5 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $6.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investment Assets

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of June 30, 2025. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution. In March 2025, we received approximately $7.9 million of distributions from Vantage at Loveland from additional loan proceeds received by the property upon refinancing of its construction loan. In June 2025, we received approximately $1.8 million of distributions from Freestone Greenville from additional loan proceeds received by the property upon refinancing of its construction loan.

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

Secured Lines of Credit

We maintain a General LOC with a commitment of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional $10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of June 30, 2025. There was a balance of $43.0 million outstanding on the General LOC and approximately $7.0 million was available to be drawn as of June 30, 2025. The General LOC has a maturity date of June 2027, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain an Acquisition LOC with a commitment of up to $80.0 million that may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans), or master lease agreements guaranteed by investment grade tenants. Advances on the Acquisition LOC are generally due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of June 30, 2025. There was a balance of $1.0 million outstanding on the Acquisition LOC and approximately $79.0 million was available as of June 30, 2025. The Acquisition LOC has a maturity date of June 2027, with two one-year extension options, subject to certain terms and conditions.

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

Many of our GIL and property loan investments have maturity dates within the next 12 months, which will be purchased by Freddie Mac, through a servicer, or repaid by the borrower on or before the maturity at prices equal to the principal outstanding plus accrued interest. Such proceeds will be primarily used to repay our related debt financing. In January 2025, the Willow Place GILs and the Osprey Village GIL with outstanding principal totaling $82.2 million were redeemed at par plus accrued interest, of which approximately $67.2 million was used to repay the related outstanding debt financings, resulting in net cash to the Partnership of approximately $15.0 million. In May 2025, the Legacy Commons at Signal Hills GIL with outstanding principal of $34.6 million was redeemed at par plus accrued interest, of which approximately $31.2 million was used to repay the related outstanding debt financings, resulting in net cash to the Partnership of approximately $3.5 million. We regularly monitor the progress of the underlying properties and the likelihood of redemption upon maturity and currently have no concerns regarding repayment. Borrowers of certain GIL and property loan investments may request an extension of the maturity dates up to six months, subject to meeting various conditions, obtaining an approval of Freddie Mac to extend the maturity date of the forward purchase commitment, and payment of an extension fee to us.

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

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured lines of credit. We may obtain leverage for these investments by posting the investments as security. As of June 30, 2025, our primary unleveraged assets were certain MRBs and taxable MRBs with outstanding principal totaling approximately $4.3 million.

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

In March 2024, we entered into a Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as Agents, pursuant to which the Partnership may offer and sell, from time to time through or to the Agents, BUCs having an aggregate offering price of up to $50.0 million. As of June 30, 2025, we have sold 92,802 BUCs for gross proceeds of $1.5 million under the Sales Agreement to date.

We have one registration statement on Form S-3 covering the offering of Series B Preferred Units that has been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offering:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of June 30, 2025	Remaining Units Available to Issue as of June 30, 2025
Series B	September 2024	September 2027	$10.00	5.75%	Sixth anniversary	2,000,000	8,000,000	(1)

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

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of June 30, 2025:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Commitment	Remaining Commitment as of June 30, 2025	Remainder of 2025	2026	2027	Interest Rate	Related Debt Financing (2)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$1,500,000	$1,500,000	$-	$-	6.25%	Variable TOB
Residency at Empire Series BB-4	December 2022	December 2040	47,000,000	8,950,000	8,950,000	-	-	6.45% (4)	Variable TOB
Subtotal			91,000,000	10,450,000	10,450,000	-	-

Taxable Mortgage Revenue Bonds
Residency at Empire Series BB-T	December 2022	December 2025 (3)	$9,404,500	$8,404,500	$8,404,500	$-	$-	7.45%	Variable TOB
Gateway and Yarbrough Predevelopment Project	June 2025	July 2026	2,000,000	1,200,000	-	1,200,000	-	9.00%	N/A
Subtotal			11,404,500	9,604,500	8,404,500	1,200,000	-

Taxable Governmental Issuer Loans
Poppy Grove III	September 2022	October 2025	$18,780,493	$6,280,493	$6,280,493	$-	$-	6.78%	Variable TOB

Property Loans
Sandoval Flats	November 2024	December 2027 (3)	$29,846,000	$28,846,000	$-	$24,150,000	$4,696,000	7.48%	(5)

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	$-	N/A	N/A
Freestone Greeley (7)	October 2022	N/A	16,035,710	10,562,345	10,562,345	-	-	N/A	N/A
Subtotal			25,950,239	19,506,259	19,506,259	-	-

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (3)	$21,921,000	$21,921,000	$-	$-	$21,921,000	6.875%	N/A

Total Commitments			$198,902,232	$96,608,252	$44,641,252	$25,350,000	$26,617,000

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
(7)
A development site has been identified for this property but construction had not commenced as of June 30, 2025.

We are committed to fund 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. Our capital will be contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. In July 2025, an investor committed to contribute an additional $59.8 million of capital to the Construction Lending JV, which increased our maximum capital commitment to approximately $15.0 million. Our maximum commitment will increase if additional third-party capital commitments are obtained by the Construction Lending JV. In April 2025, the Partnership transferred the Natchitoches Thomas Apartments GIL, taxable GIL, and related future funding commitments to the Construction Lending JV at prices that approximated outstanding principal plus accrued interest.

In addition, we will consider providing additional financing to borrowers on our debt investments or additional equity to our JV Equity Investments above our original commitments if requested by the borrowers and managing members, respectively, on a case-by-case basis. When considering whether to fund such requests, we will consider various factors including, but not limited to, the economic return on additional investments in the entity, the impact to the Partnership’s credit and investment risk from either funding or withholding funding, and the requesting entity’s other available sources of funding. From January 2024 through July 2025, we advanced additional net equity totaling $10.1 million across six JV Equity Investments. The additional capital was used to cover development cost overruns, primarily due to higher than anticipated interest costs, and certain operating expenses. We anticipate making additional investments in certain JV Equity Investments during 2025 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds from unrestricted cash on hand or other currently available liquidity sources.

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

Our debt financing arrangements include various fixed rate and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed rate and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed rate and variable rate debt financings as of June 30, 2025 and December 31, 2024:

		June 30, 2025			December 31, 2024
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal		% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$333,349,999		32.2%	$363,885,818	33.2%
Variable (1)	Variable (1)	67,036,000		6.5%	152,040,000	13.8%
Fixed	Variable	206,824,749	(2)	20.0%	17,882,177	1.6%
Fixed	Variable - Hedged (3)	427,434,250		41.3%	564,508,822	51.4%
Total		$1,034,644,998			$1,098,316,817
(1)
The securitized assets and related debt financing each have variable interest rates, though the variable rate indices may differ on individual transactions. As such, the Partnership is largely hedged against rising interest rates.
(2)
Approximately $149.0 million of this amount relates to investment assets with maturity dates in October 2025 or December 2025.
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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling approximately $764,000 and $1.7 million during the three months ended June 30, 2025 and 2024, respectively, and approximately $1.6 million and $3.3 million during the six months ended June 30, 2025 and 2024, respectively.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of June 30, 2025. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps as of June 30, 2025 (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2025	$300,624,440
2026	290,688,466
2027	213,343,332
2028	155,697,132
2029	119,142,299
2030	19,392,800
2031	11,799,667
2032	9,583,000
2033	6,577,667
2034	2,537,500

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement with the lender based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had approximately $6.0 million of net cash collateral returned to us by Mizuho during the six months June 30, 2025 due primarily to increases in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally declining market interest rates. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. In July 2025, we advanced approximately $3.1 million to satisfy collateral calls from Mizuho. The valuation of our interest rate swaps generally change inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

The 2024 PFA Securitization Transaction is secured by the cash flows on the senior custodial receipts associated with the 2024 PFA Securitization Bonds. The holders of the Affordable Housing Multifamily Certificates associated with the 2024 PFA Securitization Transaction are entitled to interest at a fixed rate of 4.10% per annum, payable monthly, and all principal payments from the 2024 PFA Securitization Bonds until the stated amount of the Affordable Housing Multifamily Certificates is reduced to zero, which will be no later than September 2039. The Partnership will also pay credit enhancement, servicing, and trustee fees related to the 2024 PFA Securitization Transaction totaling 0.80% per annum. The 2024 PFA Securitization Transaction is non-recourse to the Partnership, does not require mark-to-market collateral posting, and has a term that matches the term of the underlying MRBs. In June 2025, a paydown of approximately $14.8 million was made from proceeds upon redemption of The Palms at Premier Park MRB.

Our TEBS Residual Financing is secured by the cash flows from the residual certificates of our TEBS Financings and residual custodial receipts associated with the 2024 PFA Securitization Bonds. Interest due on the TEBS Residual Financing is at a fixed rate of 7.125% per annum and will be paid from receipts related to the TEBS Financing residual certificates. Future receipts of principal related to the TEBS Financing residual certificates will be used to pay down the principal of the TEBS Residual Financing. The TEBS Residual Financing is non-recourse financing to the Partnership and is not subject to mark-to-market collateral posting. In June 2025, a paydown of approximately $4.2 million was made from proceeds upon redemption of The Palms at Premier Park MRB and the Companion at Thornhill Apartments MRB.

Our General LOC and Acquisition LOC require monthly interest payments on outstanding balances and certain quarterly commitment fees. Such obligations are paid primarily from operating cash flows. The Acquisition LOC requires principal payments as previously described in this Item 2. The General LOC does not require principal payments until maturity in June 2027, subject to extension options, so long as the outstanding principal does not exceed the borrowing base calculation.

The following table summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of June 30, 2025:

	Secured Lines of Credit	Debt Financing	Mortgage Payable	Total
Remainder of 2025	$1,000,000	$206,531,286	$310,220	$207,841,506
2026	-	154,734,044	-	154,734,044
2027	43,000,000	193,792,408	-	236,792,408
2028	-	163,878,221	-	163,878,221
2029	-	10,014,116	-	10,014,116
Thereafter	-	305,694,923	-	305,694,923
Total	$44,000,000	$1,034,644,998	$310,220	$1,078,955,218

The table above is as of June 30, 2025, and does not reflect the various debt financing transactions that occurred in July and August 2025 that are disclosed in Note 25 of the condensed consolidated financial statements.

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

On June 17, 2025, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.30 per BUC to unitholders of record on June 30, 2025 and payable on July 31, 2025.

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

Cash Flows

In the six months ended June 30, 2025, we generated cash of $27.3 million, which was the net result of $20.5 million provided by operating activities, $96.5 million provided by investing activities, and $89.8 million used in financing activities.

Cash provided by operating activities totaled $20.5 million for the six months ended June 30, 2025, as compared to $8.4 million generated for the six months ended June 30, 2024. The change between periods was due to the following factors:

•
A decrease of $19.6 million in net income;
•
An increase of $11.2 million related to changes in the preferred return receivable from unconsolidated entities;
•
An increase of $1.6 million related to an increase in the Partnership's net losses from investments in unconsolidated entities;
•
A total increase of $9,667,000 in non-cash provisions for credit loss and loan loss;
•
An increase of $10.9 million related to reduction in the unrealized gain on interest rate derivatives; and
•
A decrease of $2.6 million of cash related to changes in the Partnership's net operating assets and liabilities.

Cash provided by investing activities totaled $96.5 million in the six months ended June 30, 2025, as compared to cash used of $27.5 million in the six months ended June 30, 2024. The change between periods was primarily due to the following factors:

•
A net increase of $31.6 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A net increase of $65.2 million of cash due to overall higher paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
An increase of $7.6 million of cash due to lower contributions to unconsolidated entities;
•
An increase of $24.1 million of cash due to greater proceeds from the sale of investments in unconsolidated entities;
•
An increase of $2.4 million of cash due to greater proceeds from the return of investments in unconsolidated entities;
•
An increase of $1.4 million of cash due to proceeds from the sale of land held for development; and
•
A decrease of $8.2 million of cash due to the sale of a MRB.

Cash used in financing activities totaled $89.8 million in the six months ended June 30, 2025, as compared to cash provided of $22.2 million in the six months ended June 30, 2024. The change between periods was primarily due to the following factors:

•
An increase of $15.0 million of cash related to proceeds from the issuance of Preferred Units;
•
An increase of $10.0 million of cash related to the redemption of Preferred Units;
•
A net decrease of $32.7 million of cash due to lower paydowns on the secured lines of credit;
•
A decrease of $1.4 million due to principal payments on mortgages payable;
•
A decrease of $1.5 million in net cash proceeds from the sale of BUCs; and
•
A net decrease of $101.1 million of cash due to less proceeds from debt financing.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum Leverage Ratio, as established by the Board of Managers. The Board of Managers retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of June 30, 2025, our overall Leverage Ratio was approximately 74%.

Off Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of June 30, 2025, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties, and for the Construction Lending JV. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our condensed consolidated financial statements.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of August 6, 2025:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford	$34,185,000	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,500,000	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	56,846,000	10/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	33,191,300	10/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	63,600,000	10/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	73,050,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	72,000,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer	41,000,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Wellspring Apartments	3,900,000	9/1/2039	1500 East Anaheim Street	Long Beach	Los Angeles	CA	90813
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
Handsel Morgan Village	2,150,000	3/1/2041	Elliot and South Street	Buford	Gwinnett	GA	30518
MaryAlice Circle	5,900,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Copper Gate Apartments	5,220,000	12/1/2029	3140 Copper Gate Circle	Lafayette	Tippecanoe	IN	47909
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Jackson Manor Apartments	4,828,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
The Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Agape Helotes	12,877,922	1/1/2065	9311 FM 1560 N	San Antonio	Bexar	TX	78254
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,147,160	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,899,048	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,743,037	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,422,805	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,670,016	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
Sandy Creek Apartments	12,100,000	9/1/2026	1828 Sandy Point Road	Bryan	Brazos	TX	77807
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
Aventine Apartments	9,500,000	6/1/2031	211 112th Ave	Bellevue	King	WA	98004
	$997,545,288
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of June 30, 2025 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgage payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of June 30, 2025:

Description	- 100 basis points	- 50 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$3,990,411	$1,995,206	$(1,995,206)	$(3,990,411)	$(7,980,822)
Other Financings & Derivatives	(2,492,532)	(1,246,266)	1,246,266	2,492,532	4,985,064
Variable Rate Investments	(502,050)	(251,025)	251,025	502,050	1,004,100
Net Interest Income Impact	$995,829	$497,915	$(497,915)	$(995,829)	$(1,991,658)

Per BUC Impact (1)	$0.043	$0.021	$(0.021)	$(0.043)	$(0.086)
(1)
The net interest income impact per BUC calculated based on 23,171,226 BUCs outstanding as of June 30, 2025.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized (gains) losses on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the

Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of June 30, 2025, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to finance the acquisition of many of our fixed income assets. Approximately 68% of our leverage bears interest at short term variable interest rates. Our remaining 32% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 10% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

For those fixed rate assets where we have variable rate financing, hedging instruments such as interest rate caps and interest rate swaps have been utilized to hedge some, but not all, of the potential increases in our funding cost that would result from higher short-term interest rates. In some cases, these positions have been hedged to their expected maturity date. In other cases, a shorter-term hedge has been executed due to uncertainty regarding the time period over which the individual fixed rate asset might be outstanding.

For information on our debt financing and interest rate derivatives see Notes 13 and 15, respectively.

Credit Risk

Our primary credit risk is the risk of default on our investment in MRBs, GILs and property loans collateralized by multifamily residential, seniors housing and skilled nursing properties. The MRB and GIL investments are not direct obligations of the governmental authorities that issue the MRB or GIL and are not guaranteed by such authorities or any issuer. In addition, the MRB, GIL and the associated property loan investments are non-recourse obligations of the property owner. As a result, the primary sources of principal and interest payments on our MRB, GIL, and the property loan investments are the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties. Affiliates of the borrowers of our GIL and construction financing property loan investments have full-to-limited guaranties of construction completion and payment of principal and accrued interest on the GIL and property loan investments, so we may have additional recourse options for these investments. Similarly, we typically require affiliates of the borrowers of our MRB investments to provide full-to-limited guaranties during the construction and pre-stabilization period, if applicable. We do not typically have recourse guarantees to non-profit borrowers during the construction or rehabilitation period.

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

	June 30, 2025	December 31, 2024
California	31%	30%
Texas	27%	25%
South Carolina	14%	18%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 36 basis points across the curve as of June 30, 2025 compared to December 31, 2024. The 10 year United States Treasury yield decreased 34 basis points and the 30 year United States Treasury yield was unchanged during the first six months of 2025. The 5 year and 10 year SOFR swap rate decreased 61 and 38 basis points, respectively, during the first six months of 2025. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of June 30, 2025:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$1,004,463	3.4%	-11.1%	3.7%	-12.2%	$23,584

Real Estate Valuation Risk

Our JV Equity Investments fund the construction, stabilization and sale of market-rate multifamily real estate. The realizable property values for such investments are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by market cap rates, the operating results of the property, local market conditions and competition, and interest rates on mortgage financing. We have noticed market cap rates are trending upward due to, though not limited to, the current economic environment and elevated market interest rates. We have also noted that rental rates may be decreasing in certain markets, which would lower property operating results leading to a reduction in property valuations. Operating results of real estate properties may be affected by many factors, such as the number of tenants, the rental and fee rates, insurance availability and cost, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily rental properties and general and local economic conditions. In addition, all outstanding financing directly secured by such real estate properties must be repaid upon sale.

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2024, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the six months ended June 30, 2025.

Item 5. Other Information.

Trading Plans

During the quarter ended June 30, 2025, no Manager or executive officer of the Partnership (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1

Sixth Amendment to Credit Agreement dated June 12, 2025 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on June 18, 2025)

10.2

Third Amended and Restated Guaranty dated June 12, 2025 between Greystone Select Incorporated and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on June 18, 2025).

10.3

Credit Agreement dated as of June 30, 2025 among Greystone Housing Impact Investors LP, the Lenders, and Banked Trust Company, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 7, 2025).

10.4

Promissory Note dated June 30, 2025 between Greystone Housing Impact Investors LP and payable to Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on July 7, 2025).

10.5

Promissory Note dated June 30, 2025 between Greystone Housing Impact Investors LP and payable to Pinnacle Bank (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on July 7, 2025).

10.6

Promissory Note dated June 30, 2025 between Greystone Housing Impact Investors LP and payable to First National Bank of Omaha (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on July 7, 2025).

10.7

Promissory Note dated June 30, 2025 between Greystone Housing Impact Investors LP and payable to First Citizens Bank (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on July 7, 2025).

10.8

Promissory Note dated June 30, 2025 between Greystone Housing Impact Investors LP and payable to Modern Bank, N.A. (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on July 7, 2025).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended June 30, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the periods ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: August 7, 2025	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer