Form 10-Q
period 2025-09-30
Greystone Housing Impact Investors LP
filed 2025-11-06
CIK 1059142

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, the registrant had 23,582,453 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

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

2024 PFA Securitization Transaction - A securitization transaction to finance credit-enhanced custodial receipts related to 12 MRBs through the Wisconsin Public Finance Authority.

2024 PFA Securitization Bonds - Twelve MRBs associated with the 2024 PFA Securitization Transaction. Senior and residual custodial receipts were created for each of the MRBs representing partial interests in the MRBs. The senior custodial receipts were sold to the Wisconsin Public Finance Authority and cash flows from the senior custodial receipts will be used to pay debt service on the Affordable Housing Multifamily Certificates associated with the 2024 PFA Securitization Transaction. The residual custodial receipts were sold to the Wisconsin Public Finance Authority and cash flows from the residual custodial receipts will be used to pay debt service on the Affordable Housing Multifamily Certificates associated with the TEBS Residual Financing.

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

CRA - Community Reinvestment Act of 1977.

Construction Lending JV - A joint venture with BlackRock Impact Opportunities and other third-party investors to invest in loans which will finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States. The Partnership is the managing member of the joint venture.

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

QAP - Qualified allocation plan.

Report - This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, unless otherwise specified.

RUA(s) - Restricted unit awards issued under the Equity Incentive Plan.

SEC - Securities and Exchange Commission.

Sales Agreement - The Amended and Restated Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as agents.

Secured Credit Agreement - The secured credit agreement executed in connection with the General LOC.

Shelf Registration Statement - The Partnership’s Registration Statement on Form S-3 for the issuance of up to $300.0 million of BUCs, Preferred Units, or debt securities, which was declared effective by the SEC in December 2022 .In October 2025, the Partnership filed a new Form S-3 shelf registration statement with the SEC, which will allow the Partnership to issue up to an aggregate of $200.0 million of BUCs, Preferred Units, and debt securities from time to time, in one or more offerings. The new shelf registration statement has not yet become effective and, upon its effectiveness, will replace the existing Shelf Registration Statement.

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
•
the impact of a continued partial shutdown of the U.S. government;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$36,171,215	$14,703,198
Restricted cash	13,446,039	16,602,473
Interest receivable, net	7,075,973	7,446,307
Mortgage revenue bonds, at fair value (Note 4)	1,005,398,310	1,026,483,796
Governmental issuer loans
Governmental issuer loans (Note 5)	121,857,835	226,202,222
Allowance for credit losses (Note 10)	(691,000)	(1,038,000)
Governmental issuer loans, net	121,166,835	225,164,222
Property loans
Property loans (Note 6)	55,898,429	57,064,611
Allowance for credit losses (Note 10)	(3,002,818)	(1,930,000)
Property loans, net	52,895,611	55,134,611
Investments in unconsolidated entities (Note 7)	153,735,837	179,409,869
Real estate assets (Note 8)	3,552,137	4,906,264
Other assets (Note 9)	92,524,283	49,849,420
Total Assets (1)	$1,485,966,240	$1,579,700,160

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$27,307,187	$23,480,768
Distribution payable	7,146,198	8,996,978
Secured lines of credit (Note 12)	41,450,000	68,852,000
Debt financing, net (Note 13)	1,020,914,956	1,093,273,157
Mortgages payable, net (Note 14)	310,220	1,664,347
Total Liabilities (1)	1,097,128,561	1,196,267,250

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $97.5 million and $77.5 million redemption value, 9.8 million and 7.8 million issued and outstanding, respectively (Note 17)	97,408,213	77,406,144

Partnersʼ Capital:
General Partner (Note 1)	(47,352)	98,621
Beneficial Unit Certificates (Note 1)	291,476,818	305,928,145
Total Partnersʼ Capital	291,429,466	306,026,766
Total Liabilities and Partnersʼ Capital	$1,485,966,240	$1,579,700,160
(1)
The condensed consolidated balance sheets include assets of consolidated VIEs that can only be used to settle obligations of these VIEs that totaled $1,255,939,271 and $1,332,121,374 as of September 30, 2025 and December 31, 2024, respectively. The condensed consolidated balance sheets include liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Partnership that totaled $332,547,286 and $370,876,249 as of September 30, 2025 and December 31, 2024, respectively. See Note 3 - Variable Interest Entities for further detail.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Investment income	$18,301,211	$21,820,973	$61,004,197	$60,920,706
Other interest income	3,106,309	2,235,339	7,952,738	7,309,664
Contingent interest income	-	-	208,059	-
Other income	269,890	289,238	1,228,715	455,005
Total revenues	21,677,410	24,345,550	70,393,709	68,685,375
Expenses:
Provision for credit losses (Note 10)	534,084	(226,000)	9,414,818	(1,012,308)
Depreciation	1,335	5,967	7,523	17,900
Interest expense	13,140,392	15,489,187	41,500,896	44,191,387
Net result from derivative transactions (Note 15)	(100,147)	7,897,016	4,315,206	(255,582)
General and administrative	4,816,648	5,112,958	14,061,774	14,864,773
Total expenses	18,392,312	28,279,128	69,300,217	57,806,170
Other income:
Gain on sale of real estate assets	-	-	-	63,739
Gain on sale of mortgage revenue bond	-	-	-	1,012,581
Gain on sale of investments in unconsolidated entities	-	-	200,736	56,986
Earnings (losses) from investments in unconsolidated entities	(1,318,993)	(704,096)	(3,078,320)	(825,652)
Income (loss) before income taxes	1,966,105	(4,637,674)	(1,784,092)	11,186,859
Income tax benefit	(2,050)	(1,967)	(7,545)	(3,951)
Net income (loss)	1,968,155	(4,635,707)	(1,776,547)	11,190,810
Redeemable Preferred Unit distributions and accretion	(1,029,641)	(741,476)	(2,819,969)	(2,250,194)
Net income (loss) available to Partners	$938,514	$(5,377,183)	$(4,596,516)	$8,940,616

Net income (loss) available to Partners allocated to:
General Partner	$9,385	$(53,772)	$42,799	$88,836
Limited Partners - BUCs	800,606	(5,399,340)	(4,900,780)	8,649,222
Limited Partners - Restricted units	128,523	75,929	261,465	202,558
	$938,514	$(5,377,183)	$(4,596,516)	$8,940,616
BUC holders' interest in net income (loss) per BUC, basic and diluted	$0.03	$(0.23)	$(0.21)	$0.38	*
Weighted average number of BUCs outstanding, basic	23,171,226	23,085,261	23,171,226	23,056,467	*
Weighted average number of BUCs outstanding, diluted	23,171,226	23,085,261	23,171,226	23,056,467	*

* The amounts indicated in the Condensed Consolidated Statements of Operations have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,968,155	$(4,635,707)	$(1,776,547)	$11,190,810
Reclassification of gain on sale of mortgage revenue bond to net income	-	-	-	(1,012,581)
Unrealized gains (losses) on securities	17,338,650	17,624,196	9,062,806	(3,979,938)
Unrealized gains (losses) on bond purchase commitments	743,003	(46,238)	2,576,081	(197,788)
Comprehensive income (loss)	$20,049,808	$12,942,251	$9,862,340	$6,000,503

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$98,621	23,270,685	$305,928,145	$306,026,766	$29,924,300
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(87,392)	-	(8,651,832)	(8,739,224)	-
Distribution of Tier 3 income (Note 22)	-	-	(5,220)	(5,220)	-
Net income allocable to Partners	25,611	-	2,540,730	2,566,341	-
Restricted units awarded		142,102
Restricted units forfeited	-	(15,350)	-	-	-
Restricted unit compensation expense	2,340	-	231,707	234,047	-
Unrealized losses on securities	(56,351)	-	(5,578,708)	(5,635,059)	(5,635,059)
Balance as of March 31, 2025	$(17,171)	23,397,437	$294,464,822	$294,447,651	$24,289,241
Distributions paid or accrued ($0.30 per BUC):
Regular distribution	(68,324)	-	(6,764,013)	(6,832,337)	-
Distribution of Tier 2 income (Note 22)	(92,852)	-	(278,557)	(371,409)	-
Distribution of Tier 3 income (Note 22)	-	-	(32,165)	(32,165)	-
Net income allocable to Partners	7,803	-	(8,109,174)	(8,101,371)	-
Restricted units awarded	-	187,482	-	-	-
Restricted units forfeited	-	(2,466)	-	-	-
Restricted unit compensation expense	5,053	-	500,222	505,275	-
Unrealized losses on securities	(26,407)	-	(2,614,378)	(2,640,785)	(2,640,785)
Unrealized gains on bond purchase commitments	18,331	-	1,814,747	1,833,078	1,833,078
Balance as of June 30, 2025	$(173,567)	23,582,453	$278,981,504	$278,807,937	$23,481,534
Distributions paid or accrued ($0.30 per BUC):
Regular distribution	(71,462)	-	(7,074,736)	(7,146,198)	-
Net income allocable to Partners	9,385	-	929,129	938,514	-
Restricted unit compensation expense	7,476	-	740,084	747,560	-
Unrealized gains on securities	173,386	-	17,165,264	17,338,650	17,338,650
Unrealized gains on bond purchase commitments	7,430	-	735,573	743,003	743,003
Balance as of September 30, 2025	$(47,352)	23,582,453	$291,476,818	$291,429,466	$41,563,187

	General Partner	# of BUCs - Restricted and Unrestricted		BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$543,977	23,088,268	*	$348,762,731	$349,306,708	$59,604,899
Distributions paid or accrued ($0.368 per BUC*):
Regular distribution	(86,223)	-		(8,536,064)	(8,622,287)	-
Distribution of Tier 3 income (Note 22)	-	-		(50,000)	(50,000)	-
Cash paid in lieu of fractional BUCs	-	-		(1,772)	(1,772)	-
Net income allocable to Partners	98,311	-		9,782,829	9,881,140	-
Sale of BUCs, net of issuance costs	-	64,765	*	1,055,267	1,055,267	-
Restricted units awarded	-	109,581	*	-	-	-
Rounding of BUCs related to BUCs Distributions	-	(105)	*	-	-	-
Restricted unit compensation expense	3,323	-		328,998	332,321	-
Unrealized losses on securities	(120,087)	-		(11,888,650)	(12,008,737)	(12,008,737)
Unrealized losses on bond purchase commitments	(630)	-		(62,329)	(62,959)	(62,959)
Balance as of March 31, 2024	$438,671	23,262,509		$339,391,010	$339,829,681	$47,533,203
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(86,974)	-		(8,610,477)	(8,697,451)	-
Distribution of Tier 3 income (Note 22)	-	-		(6,986)	(6,986)	-
Cash paid in lieu of fractional BUCs	-	-		(1,696)	(1,696)	-
Net income allocable to Partners	44,297	-		4,392,362	4,436,659	-
Sale of BUCs, net of issuance costs	-	28,037		438,685	438,685	-
Rounding of BUCs related to BUCs Distributions	-	(104)		-	-	-
Restricted unit compensation expense	5,586	-		552,975	558,561	-
Unrealized losses on securities	(95,954)	-		(9,499,443)	(9,595,397)	(9,595,397)
Unrealized losses on bond purchase commitments	(885)	-		(87,706)	(88,591)	(88,591)
Reclassification of gain on sale of mortgage revenue bond to net income	(10,126)	-		(1,002,455)	(1,012,581)	(1,012,581)
Balance as of June 30, 2024	294,615	23,290,442		325,566,269	325,860,884	36,836,634
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(87,045)	-		(8,617,464)	(8,704,509)	-
Net loss allocable to Partners	(53,772)	-		(5,323,411)	(5,377,183)	-
Restricted unit compensation expense	5,647	-		559,052	564,699	-
Unrealized gains on securities	176,242	-		17,447,954	17,624,196	17,624,196
Unrealized losses on bond purchase commitments	(463)	-		(45,775)	(46,238)	(46,238)
Balance as of September 30, 2024	$335,224	$23,290,442		$329,586,625	$329,921,849	$54,414,592

* The amounts indicated in the Condensed Consolidated Statements of Partners' Capital have been adjusted to reflect the First Quarter 2024 BUCs Distribution on a retroactive basis.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$(1,776,547)	$11,190,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,523	17,900
Amortization of deferred financing costs	1,114,080	1,187,700
Gain on sale of investments in unconsolidated entities	(200,736)	(56,986)
(Earnings) losses from investments in unconsolidated entities	3,078,320	825,652
Gain on sale of real estate assets	-	(63,739)
Gain on sale of mortgage revenue bonds	-	(1,012,581)
Contingent interest realized on investing activities	(208,059)	-
Provision for credit losses	9,414,818	(1,012,308)
Adjustment of prior credit loss	51,164	(51,844)
Losses on derivative instruments, net of cash paid	6,885,134	5,011,428
Restricted unit compensation expense	1,486,882	1,455,581
Bond premium, discount and acquisition fee amortization	205,728	(1,225,040)
Debt premium amortization	(30,234)	(30,354)
Deferred income tax benefit & income tax payable/receivable	(22,875)	(3,952)
Change in preferred return receivable from unconsolidated entities, net	7,659,482	(3,842,444)
Changes in operating assets and liabilities
Decrease in interest receivable	183,082	1,162,254
(Increase) decrease in other assets	(1,094,147)	633,993
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,147,393	(837,543)
Net cash provided by operating activities	28,901,008	13,348,527
Cash flows from investing activities:
Advances on mortgage revenue bonds	(51,372,100)	(141,175,652)
Advances on taxable mortgage revenue bonds	(14,223,250)	(10,077,000)
Advances on governmental issuer loans	(18,978,207)	(31,842,328)
Advances on taxable governmental issuer loans	(43,421,793)	(157,672)
Advances on property loans	(7,219,818)	(14,026,733)
Contributions to unconsolidated entities	(11,457,741)	(29,073,216)
Proceeds from sale of land held for development	1,354,127	-
Proceeds from sale of the Suites on Paseo MF Property	-	63,739
Proceeds from sale of mortgage revenue bonds	-	8,221,234
Proceeds from sale of investments in unconsolidated entities	24,191,287	56,986
Return of investments in unconsolidated entities	2,403,420	-
Principal payments received on mortgage revenue bonds and contingent interest	72,113,340	27,383,960
Principal payments received on governmental issuer loans	116,822,594	48,087,406
Proceeds from sale of governmental issuer loan to Construction Lending JV	6,500,000	-
Principal payments received on taxable mortgage revenue bonds	575,269	12,509,389
Principal payments received on taxable governmental issuer loans	12,700,000	10,573,000
Proceeds from sale of taxable governmental issuer loan to Construction Lending JV	1,000,000	-
Principal payments received on property loans	8,386,000	80,895,334
Net cash provided by (used in) investing activities	99,373,128	(38,561,553)
Cash flows from financing activities:
Distributions paid	(27,491,813)	(28,081,289)
Proceeds from the sale of BUCs	-	1,532,484
Payment of offering costs related to the sale of BUCs	-	(30,662)
Proceeds from debt financing	99,920,000	186,595,000
Principal payments on debt financing	(172,995,388)	(139,519,604)
Principal payments on mortgages payable	(1,354,127)	-
Principal borrowing on secured lines of credit	10,000,000	102,150,000
Principal payments on secured lines of credit	(37,402,000)	(91,150,000)
Proceeds upon issuance of redeemable Preferred Units	20,000,000	5,000,000
Payment upon redemption of redeemable Preferred Units	-	(10,000,000)
Debt financing and other deferred costs paid	(639,225)	(1,196,735)
Net cash provided by (used in) financing activities	(109,962,553)	25,299,194
Net increase (decrease) in cash, cash equivalents and restricted cash	18,311,583	86,168
Cash, cash equivalents and restricted cash at beginning of period	31,305,671	47,734,146
Cash, cash equivalents and restricted cash at end of period	$49,617,254	$47,820,314

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38,890,746	$38,080,063
Cash paid during the period for income taxes	46,745	-
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$7,146,198	$8,704,438
Distributions declared but not paid for Preferred Units	1,023,438	735,938
Exchange of redeemable Preferred Units	-	17,500,000
Deferred financing costs financed through accounts payable	43,717	448,079

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$36,171,215	$37,374,268
Restricted cash	13,446,039	10,446,046
Total cash, cash equivalents and restricted cash	$49,617,254	$47,820,314

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024. These condensed consolidated financial statements and notes have been prepared consistently with the 2024 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of September 30, 2025, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2024 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

The Federal Reserve reduced the federal funds rate by 25 basis points in September and October 2025 to a target range of 3.75-4.00%. The Federal Reserve has stated it will continue to monitor employment and inflation data in determining future rate targets, consistent with its dual mandate. More specifically, the Chairman of the Federal Reserve has recently stated that the labor market appears to be gradually cooling and inflation remains somewhat elevated. The downside risks to employment in the U.S. economy appear to have risen, while longer-term inflationary risk above the Federal Reserve’s 2% policy goal is heightened. The Chairman noted strongly differing views on additional near term rate reductions and stated that the Federal Reserve will continue to evaluate relevant data in determining any future rate reductions. In addition, geopolitical conflicts, changing global trade and tariff policies, and uncertainty regarding the effects of these matters on U.S. and international macroeconomic conditions continue to impact the general global economic environment. Though fixed income markets have been relatively stable in recent months, these on-going factors could lead to volatility, which may impact the value of some of the Partnership’s investment assets, particularly those with fixed interest rate in the future, and which may result in collateral posting requirements under our debt financing arrangements. In addition, changes in short-term interest rates will directly impact the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, which enhances the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 was effective for the Partnership for the year ended December 31, 2024 and interim periods thereafter. The adoption of ASU 2023-07 did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2025. See Note 24 for related disclosures.

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

The Partnership held variable interests in 22 and 31 non-consolidated VIEs as of September 30, 2025 and December 31, 2024, respectively. The following table summarizes the Partnership’s carrying value by asset and maximum exposure to loss associated with the variable interests as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Mortgage revenue bonds	$182,618,843	$180,373,829	$207,170,395	$203,929,806
Taxable mortgage revenue bonds (reported within other assets)	9,815,618	9,800,793	4,393,869	4,406,024
Governmental issuer loans	109,757,835	109,757,835	203,999,628	203,999,628
Taxable governmental issuer loans (reported within other assets)	43,879,465	43,879,465	14,157,672	14,157,672
Property loans	39,824,000	39,824,000	42,210,000	42,210,000
Investments in unconsolidated entities	153,441,391	153,441,391	179,409,869	179,409,869
	$539,337,152	$537,077,313	$651,341,433	$648,112,999

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of September 30, 2025 and December 31, 2024 is equal to the Partnership’s cost basis adjusted for paydowns. The difference between the MRB carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is due to the unrealized gains or losses. The Partnership has remaining MRB and taxable MRB funding commitments related to non-consolidated VIEs totaling $5.9 million and $9.6 million, respectively, as of September 30, 2025 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of September 30, 2025 and December 31, 2024 is equal to the Partnership’s carrying value. The Partnership has future property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $28.8 million, and $10.6 million, respectively, as of September 30, 2025 (Note 16).

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

As noted previously, the Partnership also makes equity investments in certain entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The investee entities are VIEs for financial reporting purposes and the Partnership is typically not considered the primary beneficiary, making such entities non-consolidated VIEs. Within one of the Partnership’s equity investments, Vantage at San Marcos, the Partnership has additional rights compared to its other equity investments and such rights are considered in the Partnership’s assessment of the primary beneficiary of the VIE. In determining the primary beneficiary of the VIEs, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. For the Vantage at San Marcos investee, the Partnership can currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. The only assets of the VIE are land and capitalized development costs such that if the Partnership were to require the managing member to purchase its equity investment, all underlying assets of the VIE would likely need to be sold, which would significantly impact the VIE’s economic performance. The Partnership would be exposed to gains or losses of the VIE based on the sales price of the underlying asset in relation to the Partnership’s equity investment. As the Partnership meets both the primary beneficiary criteria for the Vantage at San Marcos investee, it is considered the primary beneficiary of the VIE and reports the VIE on a consolidated basis. The Partnership reports the land and capitalized development costs of the VIE within “Real estate assets, net” and a mortgage loan on the property within “Mortgages payable, net” on the Partnership’s condensed consolidated balance sheets. The VIE has not reported any income or expenses during the three and nine months ended September 30, 2025 and 2024. If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

The following table summarizes the assets and liabilities of the Partnership’s consolidated VIEs as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Assets:
Restricted cash	$215,483	$771,606
Interest receivable, net	6,704,954	7,089,580
Mortgage revenue bonds, at fair value	1,003,127,658	1,013,847,272
Governmental issuer loans
Governmental issuer loans	121,857,835	219,702,222
Allowance for credit losses	(691,000)	(1,038,000)
Governmental issuer loans, net	121,166,835	218,664,222
Property loans
Property loans	46,074,000	48,460,000
Allowance for credit losses	(455,000)	(547,000)
Property loans, net	45,619,000	47,913,000
Real estate assets	2,442,654	3,796,782
Other assets	76,662,687	40,038,912
Total Assets	$1,255,939,271	$1,332,121,374

Liabilities:
Accounts payable, accrued expenses and other liabilities (1)	$7,337,788	$8,285,369
Debt financing (2)	1,025,425,244	1,098,530,865
Mortgages payable (3)	310,220	1,664,347
Total Liabilities	$1,033,073,252	$1,108,480,581
(1)
Of the amounts reported, $4,543,821 and $5,112,036 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of September 30, 2025 and December 31, 2024, respectively.
(2)
Of the amounts reported, $327,693,245 and $364,099,866 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of September 30, 2025 and December 31, 2024, respectively.
(3)
The entire mortgages payable balance is associated with a VIE where the creditor does not have recourse to the general credit of the Partnership as of September 30, 2025 and December 31, 2024, respectively.

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

4. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 13). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (4)	AZ	$43,051,472	$1,127,279	$-	$44,178,751
40rty on Colony - Series P (4)	CA	5,960,795	552,101	-	6,512,896
CCBA Senior Garden Apartments (1), (6)	CA	3,691,302	-	(32,192)	3,659,110
Courtyard - Series A (3)	CA	9,585,708	640,154	-	10,225,862
Glenview Apartments - Series A (2)	CA	4,197,724	196,830	-	4,394,554
Harmony Court Bakersfield - Series A (3)	CA	3,495,082	208,693	-	3,703,775
Harmony Terrace - Series A (3)	CA	6,471,739	419,911	-	6,891,650
Harden Ranch - Series A (1)	CA	6,177,729	218,238	-	6,395,967
Las Palmas II - Series A (3)	CA	1,585,130	97,628	-	1,682,758
Montclair Apartments - Series A (2)	CA	2,274,141	101,865	-	2,376,006
Montecito at Williams Ranch Apartments - Series A (1)	CA	7,320,350	532,250	-	7,852,600
Montevista - Series A (1)	CA	6,516,587	700,012	-	7,216,599
Ocotillo Springs - Series A (1), (7)	CA	3,429,185	-	(208,503)	3,220,682
Ocotillo Springs - Series A-1 (1)	CA	494,155	61,560	-	555,715
Residency at Empire - Series BB-1 (4)	CA	14,097,730	727,924	-	14,825,654
Residency at Empire - Series BB-2 (4)	CA	4,000,000	235,901	-	4,235,901
Residency at Empire - Series BB-3 (4)	CA	14,000,000	614,877	-	14,614,877
Residency at Empire - Series BB-4 (4)	CA	41,150,000	135,184	-	41,285,184
Residency at the Entrepreneur - Series J-1 (4), (6)	CA	9,074,627	-	(299,491)	8,775,136
Residency at the Entrepreneur - Series J-2 (4), (6)	CA	7,500,000	-	(187,387)	7,312,613
Residency at the Entrepreneur - Series J-3 (4), (6)	CA	26,080,000	-	(109,273)	25,970,727
Residency at the Entrepreneur - Series J-4 (4)	CA	16,420,000	-	-	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	CA	5,000,000	-	-	5,000,000
Residency at the Mayer - Series A (4)	CA	16,754,208	1,936,543	-	18,690,751
Residency at the Mayer - Series KK (4)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,268,454	201,303	-	3,469,757
Santa Fe Apartments - Series A (2)	CA	2,755,037	126,293	-	2,881,330
Seasons at Simi Valley - Series A (3)	CA	3,980,678	316,193	-	4,296,871
Seasons Lakewood - Series A (3)	CA	6,893,809	447,297	-	7,341,106
Seasons San Juan Capistrano - Series A (3)	CA	11,606,924	753,102	-	12,360,026
Solano Vista - Series A (1)	CA	2,575,514	264,811	-	2,840,325
Summerhill - Series A (3)	CA	6,018,475	275,189	-	6,293,664
Sycamore Walk - Series A (3)	CA	3,290,446	201,299	-	3,491,745
The Village at Madera - Series A (3)	CA	2,890,705	172,605	-	3,063,310
Tyler Park Townhomes - Series A (1)	CA	5,376,591	-	-	5,376,591
Village at Hanford Square - Series H (4)	CA	10,400,000	798,485	-	11,198,485
Vineyard Gardens - Series A (1)	CA	3,812,403	351,969	-	4,164,372
Wellspring Apartments (1)	CA	3,790,591	256,778	-	4,047,369
Westside Village Market - Series A (1)	CA	3,513,592	171,901	-	3,685,493
Handsel Morgan Village Apartments (4)	GA	2,150,000	369,898	-	2,519,898
MaryAlice Circle Apartments (4)	GA	5,900,000	563,248	-	6,463,248
Renaissance - Series A (2)	LA	10,132,918	123,907	-	10,256,825
Live 929 Apartments - Series 2022A (4)	MD	58,414,834	4,911,310	-	63,326,144
Woodington Gardens Apartments - Series A-1 (4)	MD	31,150,000	3,367,044	-	34,517,044
Meadow Valley (4), (8)	MI	42,584,115	-	(669,481)	41,914,634
Jackson Manor Apartments (1)	MS	4,747,353	54,976	-	4,802,329
Village Point (5)	NJ	22,964,000	127,534	-	23,091,534
Silver Moon - Series A (2)	NM	7,334,373	1,161,276	-	8,495,649
Village at Avalon (1)	NM	15,553,479	1,538,311	-	17,091,790
Columbia Gardens (3)	SC	11,993,370	538,817	-	12,532,187
The Ivy Apartments (4), (6)	SC	30,550,958	-	(842,128)	29,708,830
The Park at Sondrio - Series 2022A (4)	SC	33,621,006	-	-	33,621,006
The Park at Vietti - Series 2022A (4)	SC	23,927,167	-	-	23,927,167
Village at River's Edge (3)	SC	9,407,308	674,082	-	10,081,390
Willow Run (3)	SC	11,826,263	506,053	-	12,332,316
Windsor Shores Apartments - Series A (4)	SC	20,641,927	-	-	20,641,927
Agape Helotes - Series A-1 (4)	TX	5,549,191	1,044,247	-	6,593,438
Agape Helotes - Series B (4)	TX	7,477,198	635,277	-	8,112,475
Avistar at Copperfield - Series A (4)	TX	13,086,212	673,602	-	13,759,814
Avistar at the Crest - Series A (4)	TX	8,508,985	572,403	-	9,081,388
Avistar at the Crest - Series B	TX	705,624	31,953	-	737,577
Avistar at the Oaks - Series A (4)	TX	6,892,838	41,614	-	6,934,452
Avistar at the Oaks - Series B	TX	517,383	-	-	517,383
Avistar at the Parkway - Series A (2)	TX	11,968,083	473,895	-	12,441,978
Avistar at the Parkway - Series B	TX	121,720	12,248	-	133,968
Avistar at Wilcrest - Series A (4)	TX	4,959,409	18,647	-	4,978,056
Avistar at Wood Hollow - Series A (4)	TX	37,656,683	1,693,408	-	39,350,091
Avistar in 09 - Series A (4)	TX	5,951,693	382,619	-	6,334,312
Avistar in 09 - Series B	TX	426,794	17,440	-	444,234
Avistar on the Boulevard - Series A (4)	TX	14,495,983	802,545	-	15,298,528
Avistar on the Boulevard - Series B	TX	419,284	18,206	-	437,490
Avistar on the Hills - Series A (4)	TX	4,718,989	323,690	-	5,042,679
Bruton Apartments (3)	TX	16,915,734	-	-	16,915,734
Concord at Gulfgate - Series A (3)	TX	17,783,551	1,246,835	-	19,030,386
Concord at Little York - Series A (3)	TX	12,458,219	794,552	-	13,252,771
Concord at Williamcrest - Series A (3)	TX	19,299,116	1,312,254	-	20,611,370
Crossing at 1415 - Series A (3)	TX	6,915,327	81,358	-	6,996,685
Decatur Angle (3)	TX	21,228,175	-	-	21,228,175
Esperanza at Palo Alto (3)	TX	18,438,899	1,533,002	-	19,971,901
Heights at 515 - Series A (3)	TX	6,331,102	291,915	-	6,623,017
Heritage Square - Series A (2)	TX	9,922,606	104,885	-	10,027,491
Oaks at Georgetown - Series A (3)	TX	11,564,717	555,886	-	12,120,603
15 West Apartments (3)	WA	9,214,440	1,166,423	-	10,380,863
Aventine Apartments (4)	WA	9,500,000	1,209,321	-	10,709,321
Mortgage revenue bonds		$965,927,909	$41,818,856	$(2,348,455)	$1,005,398,310

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
(6)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates from the date of acquisition and is not considered a credit loss. As of September 30, 2025, the MRB has been in an unrealized loss position for less than 12 months.
(7)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates from the date of acquisition and is not considered a credit loss. As of September 30, 2025, the MRB has been in an unrealized loss position for at least 12 months.
(8)
The Partnership has a remaining MRB funding commitment of approximately $1.5 million as of September 30, 2025. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of September 30, 2025 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of September 30, 2025, the MRB has been in an unrealized loss position for more than 12 months.

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

The Partnership has accrued interest receivable related to its MRBs of approximately $5.4 million and $5.3 million as of September 30, 2025 and December 31, 2024, respectively, that is reported as interest receivable, net in the Partnership's condensed consolidated balance sheets.

An entity that is an affiliate of the borrowers for the Residency at Empire, Residency at the Entrepreneur, and Residency at the Mayer MRBs and taxable MRBs (Note 9) has provided full payment guaranties during the construction phase prior to stabilization. The MRBs and taxable MRBs had total outstanding principal of $165.4 million and $9.0 million, respectively, as of September 30, 2025.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of September 30, 2025. See Note 16 for additional information regarding the Partnership’s MRB funding commitments.

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

Activity in the First Nine Months of 2025

Acquisitions:

The following MRBs were acquired during the nine months ended September 30, 2025:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Principal Funding
Agape Helotes - Series A-1 (1)	May 2025	Helotes, TX	288	1/1/2065	6.25%	$6,060,000
Agape Helotes - Series B (2)	May 2025	Helotes, TX	288	1/1/2065	8.00%	7,289,945
						$13,349,945
(1)
The Agape Helotes - Series A-1 MRB was acquired at a discount of approximately $514,000 or 8.5% of par.
(2)
The Agape Helotes - Series B MRB is a capital appreciation bond, is subordinate to the Series A-1 and Series A-2 (held by third-party investors), and is payable from excess revenues of the underlying property.

Amendments:

In March 2025, the Residency at the Mayer – Series A and Residency at the Mayer – Series M MRBs were amended to remove the Partnership's post-stabilization funding commitment to the property. In August 2025, the Residency at the Mayer - Series M MRB was fully redeemed and the Residency at the Mayer - Series A MRB was partially redeemed. The following table summarizes the paydowns:

Property Name	Month Restructured	Property Location	Units	Original Maturity Date	Interest Rate	Principal Payment Received
Residency at the Mayer - Series M	August 2025	Hollywood, CA	79	4/1/2039	SOFR + 3.60%	$11,500,000
Residency at the Mayer - Series A	August 2025	Hollywood, CA	79	4/1/2039	SOFR + 3.60%	12,800,000
						$24,300,000

In August 2025, the Partnership re-committed to providing post-stabilization funding for the Residency at the Mayer - Series A MRB at a fixed interest rate and acquired the Residency at the Mayer - Series KK MRB. The following table summarizes the current terms of the Residency at the Mayer MRBs:

Property Name	Month Amended/Acquired	Property Location	Units	Maturity Date	Interest Rate	Principal Outstanding
Residency at the Mayer - Series A	August 2025	Hollywood, CA	79	4/1/2039	7.25%	$16,700,000
Residency at the Mayer - Series KK	August 2025	Hollywood, CA	79	10/6/2026	7.25%	11,500,000
						$28,200,000

During the nine months ended September 30, 2025, the Partnership recognized fees totaling approximately $709,000 in other income in connection with extensions of the maturity dates of the Residency at the Entrepreneur MRBs, Residency at the Mayer MRBs, and Residency at the Entrepreneur taxable MRB.

Redemptions:

The following MRBs were redeemed during the nine months ended September 30, 2025:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Lutheran Gardens	March 2025	Compton, CA	76	2/1/2025	4.90%	$10,352,000
Companion at Thornhill Apartments	June 2025	Lexington, SC	180	1/1/2052	5.80%	10,402,953
The Palms at Premier Park Apartments	June 2025	Columbia, SC	240	1/1/2050	6.25%	17,443,513
Copper Gate Apartments	August 2025	Lafayette, IN	129	12/1/2029	6.25%	4,715,000
						$42,913,466

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

All GILs were held in trust in connection with TOB trust financings as of September 30, 2025 and December 31, 2024 (Note 13), with the exception of the Natchitoches Thomas Apartments GIL. At the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of September 30, 2025 and December 31, 2024:

						As of September 30, 2025
Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Current Interest Rate	Amortized Cost
Poppy Grove I (1), (2)	September 2022	Elk Grove, CA	147	12/1/2025	6.78%	6.78%	40,888,328
Poppy Grove II (1), (2)	September 2022	Elk Grove, CA	82	1/1/2026	6.78%	6.78%	24,050,000
Poppy Grove III (1), (2)	September 2022	Elk Grove, CA	158	2/1/2026	6.78%	6.78%	44,819,507
Sandy Creek Apartments (1)	August 2023	Bryan, TX	140	9/1/2026	SOFR + 2.80%	7.08%	12,100,000
			527				$121,857,835

(1)
The Freddie Mac servicer that has forward committed to purchase the GIL at maturity is an affiliate of the Partnership (Note 19).
(2)
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

The Partnership has accrued interest receivable related to its GILs of approximately $691,000 and approximately $1.4 million as of September 30, 2025 and December 31, 2024, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

Two entities that are affiliates of the Sandy Creek Apartment GIL and Sandoval Flats property loan borrowers have provided limited-to-full payment guaranties for GILs and property loans (Note 6) with total outstanding principal of $12.1 million and $1.0 million, respectively, as of September 30, 2025. The same affiliates also provide guaranties for The Safford MRB.

An entity that is an affiliate of the borrowers for the Poppy Grove GILs, Poppy Grove taxable GILs (Note 9), and Gateway and Yarbrough Predevelopment Project taxable MRB (Note 9) has provided payment guaranties with total outstanding principal of approximately $109.8 million, $43.9 million, and $800,000, respectively, as of September 30, 2025.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Nine Months of 2025

During the nine months ended September 30, 2025, the following GILs were purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

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

In February 2025, the Partnership recognized fees totaling approximately $307,000 in other income in connection with the extension of the maturity dates of the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs to October 2025. In September 2025, the Partnership recognized fees totaling approximately $126,000 in other income in connection with an additional extension of the maturity dates of the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs to December 2025, January 2026, and February 2026, respectively. There were no additional material changes to terms associated with the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs.

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

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific allowances for credit losses, as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Mezzanine Financing (1)
SoLa Impact Opportunity Zone Fund	$38,824,000	$-	$38,824,000	12/30/2025	9.00%
The Centurion Foundation	7,250,000	-	7,250,000	6/15/2039	10.50%
Subtotal	46,074,000	-	46,074,000

Other
The 50/50 (a former MF Property)	$7,109,611	$-	$7,109,611	3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Sandoval Flats (2)	1,000,000	-	1,000,000	12/1/2027	7.48%
Opportunity South Carolina	1,219,818	(1,219,818)	-	2/1/2030	10.00%
Subtotal	9,824,429	(1,714,818)	8,109,611

Total	$55,898,429	$(1,714,818)	$54,183,611

(1)
The property loans are held in trust in connection with a TOB trust financing (Note 13).
(2)
The Sandoval Flats property loan was considered to be held-for-sale and reported at fair value, which approximated amortized cost as of September 30, 2025. The Partnership expects to sell the property loan into the Construction Lending JV in the future.

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

The Partnership has accrued interest receivable related to its property loans of approximately $361,000 and approximately $354,000 as of September 30, 2025 and December 31, 2024, respectively, that is reported as interest receivable, net in the Partnership’s condensed consolidated balance sheets.

The Partnership has remaining commitments to provide additional funding of certain property loans on a draw-down basis during construction of the secured properties as of September 30, 2025. See Note 16 for further information regarding the Partnership’s remaining property loan funding commitments.

See Note 10 for additional information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Nine Months of 2025

The following property loan principal payments were received during the nine months ended September 30, 2025:

Property Name	Month Repaid	Principal Proceeds
Sandy Creek Apartments	January 2025	$7,241,754
SoLa Impact Opportunity Zone Fund	March 2025	556,000
Sandy Creek Apartments	April 2025	588,246
		$8,386,000

During the nine months ended September 30, 2025, the Partnership advanced funds of approximately $1.2 million to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina is the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs. The property loan is in non-accrual status as of September 30, 2025 because interest payments under the loan are not required until maturity and operations at the related properties are stressed.

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

The following table provides the details of the investments in unconsolidated entities as of September 30, 2025 and December 31, 2024:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of September 30, 2025	Carrying Value as of December 31, 2024
Market Rate Multifamily Investments
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	$14,988,329	$14,573,715
Vantage at Loveland	Loveland, CO	288		April 2021	October 2024	21,098,735	26,560,347
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	14,346,224	13,535,176
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	July 2024	16,076,440	15,633,593
Freestone Greeley	Greeley, CO	296		N/A	N/A	6,230,785	6,230,785
Freestone Cresta Bella	San Antonio, TX	296		February 2023	November 2024	17,575,765	16,759,593
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	N/A	17,866,079	17,696,609
Freestone Greenville	Greenville, TX	300		April 2024	September 2025	19,405,683	20,853,691
Freestone Ladera	Ladera, TX	288		August 2024	N/A	18,261,048	9,804,364
Subtotal						145,849,088	141,647,873

Market Rate Seniors Housing Investments
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	April 2025	7,592,303	8,471,445

Other Investments
Construction Lending JV (2)	N/A	N/A		N/A	N/A	294,446	-

Previously Sold Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	-	14,199,870
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	-	15,090,681
Subtotal						-	29,290,551

						$153,735,837	$179,409,869
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(2)
The Construction Lending JV invests in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments

In October 2024, the Partnership entered into the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments. The Partnership has committed to provide 10% of the total capital for the Construction Lending JV with the remainder funded by third-party investors with each party contributing their respective proportionate capital contributions upon funding of future investments. The Partnership’s maximum capital contribution to the Construction Lending JV is approximately $15.0 million as of September 30, 2025. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership earns proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership accounts for its investment in the Construction Lending JV using the equity method. The Partnership made its first capital contribution to the Construction Lending JV in April 2025.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of September 30, 2025. See Note 16 for further details regarding the Partnership’s remaining funding commitments.

Activity in the First Nine Months of 2025

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the nine months ended September 30, 2025:

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

During the first nine months of 2025, the Partnership advanced funds beyond its original commitments to four Vantage Properties and Freestone at Cresta Bella totaling approximately $3.4 million to cover additional interest costs.

Activity in the First Nine Months of 2024

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

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Property revenues	$6,249,483	$5,206,245	$16,424,962	$13,402,922
Interest income	$160,509	$-	$287,497	$-
Gain on sale	$-	$-	$17,272,325	$-
Net income (loss)	$(3,143,111)	$(3,042,365)	$7,844,676	$(7,192,418)

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets as of September 30, 2025 and December 31, 2024:

		September 30, 2025			December 31, 2024
Property Name	Location	Land and Land Improvements	Buildings and Improvements	Carrying Value	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos (1)	San Marcos, TX	$1,306,487	$1,136,167	$2,442,654	$2,660,615	$1,136,167	$3,796,782
Land held for development	Richland County, SC	1,109,483	-	1,109,483	1,109,482	-	1,109,482
Real estate assets				$3,552,137			$4,906,264
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

9. Other Assets

The following table summarizes the Partnership’s other assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Deferred financing costs, net	$919,874	$653,510
Derivative instruments at fair value (Note 15)	1,646,995	6,980,820
Taxable mortgage revenue bonds, at fair value	41,157,537	26,671,085
Taxable governmental issuer loans:
Taxable governmental issuer loans	43,879,465	14,157,672
Allowance for credit losses (Note 10)	(244,000)	(76,000)
Taxable governmental issuer loans, net	43,635,465	14,081,672
Bond purchase commitment, at fair value (Note 16)	2,576,081	-
Other assets	2,588,331	1,462,333
Total other assets	$92,524,283	$49,849,420

The Partnership has remaining commitments to provide additional funding of taxable MRBs during construction of the secured properties as of September 30, 2025. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

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

As of September 30, 2025, nine taxable MRBs and three taxable GILs with reported carrying values totaling approximately $77.4 million were held in trust in connection with TOB trust financings (Note 13).

Activity in the First Nine Months of 2025

The following table includes details of the taxable MRBs acquired during the nine months ended September 30, 2025:

Property Name	Month Acquired	Property Location	Maturity Date	Interest Rate	Initial Principal Funding	Total Commitment
Gateway and Yarbrough Predevelopment Project	June 2025	West Sacramento, CA	7/1/2026	9.00%	$800,000	$2,000,000
Triangle Square Predevelopment Project	July 2025	Raleigh, NC	7/3/2026	9.00%	$6,000,000	$9,300,000
Total						$11,300,000

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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$696,000	$212,000	$2,465,734	$30,000	$3,403,734
Current provision for credit losses (1)	(5,000)	32,000	537,084	(30,000)	534,084
Balance, end of period	$691,000	$244,000	$3,002,818	$-	$3,937,818
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $596,000 related to the Opportunity South Carolina property loan.

	For the Nine Months Ended September 30, 2025
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,038,000	$76,000	1,930,000	$186,000	$3,230,000
Current provision for credit losses (1)	(347,000)	168,000	1,072,818	(186,000)	707,818
Balance, end of period	$691,000	$244,000	$3,002,818	$-	$3,937,818
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $1.2 million related to the Opportunity South Carolina property loan.

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	1,111,000	36,000	$1,948,000	385,000	3,480,000
Current provision for credit losses	(48,000)	(8,000)	(95,000)	(75,000)	(226,000)
Balance, end of period	$1,063,000	$28,000	$1,853,000	$310,000	$3,254,000

	For the Nine Months Ended September 30, 2024
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,294,000	$77,000	$2,048,000	$678,000	$4,097,000
Current provision for credit losses	(231,000)	(49,000)	(195,000)	(368,000)	(843,000)
Balance, end of period	$1,063,000	$28,000	$1,853,000	$310,000	$3,254,000

The Partnership recorded a provision for credit losses of approximately $534,000 and a recovery of provision for credit losses of approximately $226,000 for the three months ended September 30, 2025 and 2024, respectively. The net provision for credit losses for the three months ended September 30, 2025 includes an asset-specific allowance of approximately $596,000 related to the Opportunity South Carolina property loan partially offset by a recovery due to a decrease in the weighted average life of the remaining investment portfolio. The decrease in the provision for credit losses for the three months ended September 30, 2024 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

The Partnership recorded a provision for credit losses of approximately $708,000 and a recovery of provision for credit losses of approximately $843,000 for the nine months ended September 30, 2025 and 2024, respectively. The provision for credit losses for the nine months ended September 30, 2025 includes an asset-specific allowance of approximately $1.2 million related to the Opportunity South Carolina property loan, partially offset by a recovery due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio. The decrease in the provision for credit losses for the nine months ended September 30, 2024 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses. The provision for credit losses for the nine months ended September 30, 2024 also includes the recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB.

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

The following tables summarize the Partnership’s carrying value by acquisition year, grouped by risk rating as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Governmental Issuer Loans
Performing	$-	$-	$12,100,000	$109,757,835	$-	$-	$121,857,835
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	12,100,000	109,757,835	-	-	121,857,835

Taxable Governmental Issuer Loans
Performing	$-	$-	$-	$43,879,465	$-	$-	$43,879,465
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	43,879,465	-	-	43,879,465

Property Loans
Performing	$-	$7,250,000	$-	$45,933,611	$-	$-	$53,183,611
Watch	-	-	-	-	-	-	-
Nonperforming	1,219,818	-	-	-	-	495,000	1,714,818
Subtotal	1,219,818	7,250,000	-	45,933,611	-	495,000	54,898,429

Total	$1,219,818	$7,250,000	$12,100,000	$199,570,911	$-	$495,000	$220,635,729

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Governmental Issuer Loans
Performing	$-	$13,600,000	$90,779,628	$115,322,594	$-	$-	$219,702,222
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	13,600,000	90,779,628	115,322,594	-	-	219,702,222

Taxable Governmental Issuer Loans
Performing	$-	$-	$13,157,672	$-	$-	$-	$13,157,672
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	13,157,672	-	-	-	13,157,672

Property Loans
Performing	$7,250,000	$7,830,000	$40,489,611	$-	-	$-	$55,569,611
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$-	495,000	495,000
Subtotal	7,250,000	7,830,000	40,489,611	-	-	495,000	56,064,611

Unfunded Commitments
Performing	$-	$-	$49,700,000	$-	$-	$-	$49,700,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	49,700,000	-	-	-	49,700,000

Total	$7,250,000	$21,430,000	$194,126,911	$115,322,594	$-	$495,000	$338,624,505

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs, taxable GILs, and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of September 30, 2025, except as noted below. The Partnership currently has three property loans on nonaccrual status.

During the nine months ended September 30, 2025 and 2024, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of September 30, 2025 and December 31, 2024, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of September 30, 2025 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had outstanding principal of approximately $7.1 million as of September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025, the Partnership advanced funds of approximately $1.2 million to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina is the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and Windsor Shores Apartments MRBs. The property loan is in non-accrual status as of September 30, 2025 because interest payments under the loan are not required until maturity and it is uncertain if the underlying properties will generate sufficient cash flows to pay accrued interest. The loan is considered to be nonperforming and was fully reserved with an asset-specific allowance as of September 30, 2025.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through an allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$12,898,073	$4,163,350	$4,128,849	$9,910,079
Current provision for credit loss (1)	-	-	8,707,000	(169,308)
Write-offs (2)	-	-	-	(5,542,921)
Recovery of prior credit loss (3)	(11,060)	(17,344)	51,164	(51,844)
Balance, end of period (4)	$12,887,013	$4,146,006	$12,887,013	$4,146,006

(1)
During the nine months ended September 30, 2025, the Partnership recognized a provision for credit loss of approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB and taxable MRB. The credit loss was driven primarily by worse than projected operating results, financial conditions of the borrowers, and estimated underlying collateral values.
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
(4)
The allowance for credit losses as of September 30, 2025 was related to the Live 929 Apartments – 2022A MRB, The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB and taxable MRB. The allowance for credit losses as of September 30, 2024 was related to the Live 929 Apartments – 2022A MRB.

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accounts payable	$1,238,561	$2,183,546
Accrued expenses	4,555,231	5,076,445
Accrued interest expense	6,455,265	7,529,123
Deferred gain on sale of MF Property	6,596,622	6,596,622
Reserve for credit losses on unfunded commitments (Note 10)	-	186,000
Derivative instruments at fair value (Note 15)	2,161,075	609,766
Deposit liability (1)	4,720,526	-
Other liabilities	1,579,907	1,299,266
Total accounts payable, accrued expenses and other liabilities	$27,307,187	$23,480,768

(1)
The deposit liability relates to restricted cash held by the Partnership on behalf of one of its borrowers. The deposit liability and the related restricted cash balance are equal.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

12. Secured Lines of Credit

The following tables summarize the Partnership’s LOCs as of September 30, 2025 and December 31, 2024:

Secured Lines of Credit	Outstanding as of September 30, 2025	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
General LOC	$40,500,000	$50,000,000	June 2027 (1)	Variable (2)	Monthly	7.75%
Acquisition LOC	950,000	80,000,000	June 2027 (3)	Variable (4)	Monthly	6.65%
	$41,450,000	$130,000,000

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

General LOC

The Partnership has entered into a Secured Credit Agreement with a commitment of up to $50.0 million for the General LOC. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, seniors housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of September 30, 2025, the borrowing base exceeded $50.0 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of September 30, 2025. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of September 30, 2025.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing the administrative agent with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of September 30, 2025.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of September 30, 2025 and December 31, 2024:

		Outstanding Debt Financings as of September 30, 2025, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M33 TEBS		$27,585,159	$65,483	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		196,871,324	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		224,456,483							4.25%

2024 PFA Securitization Transaction		$53,510,460	$115,000	2039	Fixed	Yes	N/A	N/A	4.90%

TEBS Residual Financing		$46,178,816	$30,000	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$27,168,387	(3)	2025	Variable	No	4.36%	1.78%	6.14%
Residency at the Mayer - Series KK		9,490,000	(3)	2026	Variable	Yes	3.17%	1.19%	4.36%
The Safford		34,329,738	(3)	2026	Variable	Yes	3.17%	1.44%	4.61%
Sandy Creek Apartments GIL		9,658,293	(3)	2026	Variable	Yes	3.17%	1.44%	4.61%
Aventine Apartments		7,572,540	(3)	2027	Variable	Yes	3.17%	1.44%	4.61%
Avistar at Copperfield - Series A		11,125,191	(3)	2027	Variable	Yes	3.17%	1.68%	4.85%
Avistar at the Crest - Series A		7,168,653	(3)	2027	Variable	Yes	3.17%	1.44%	4.61%
Avistar at the Oaks - Series A		5,806,968	(3)	2027	Variable	Yes	3.17%	1.44%	4.61%
Avistar at Wilcrest - Series A		4,211,190	(3)	2027	Variable	Yes	3.17%	1.68%	4.85%
Avistar at Wood Hollow - Series A		31,914,560	(3)	2027	Variable	Yes	3.17%	1.44%	4.61%
Avistar in 09 - Series A		5,009,798	(3)	2027	Variable	Yes	3.17%	1.44%	4.61%
Avistar on the Blvd - Series A		11,936,911	(3)	2027	Variable	Yes	3.17%	1.44%	4.61%
Avistar on the Hills - Series A		3,964,125	(3)	2027	Variable	Yes	3.17%	1.44%	4.61%
The Centurion Foundation		5,058,590	(3)	2027	Variable	No	4.36%	1.79%	6.15%
Live 929		53,092,000	(3)	2027	Variable	Yes	3.17%	1.18%	4.35%
Trust 2024-XF3219	(4)	45,746,657	(3)	2027	Variable	No	4.36%	1.79%	6.15%
Woodington Gardens - Series A-1		24,867,767	(3)	2027	Variable	Yes	3.12%	1.44%	4.56%
40rty on Colony		4,456,665	(3)	2028	Variable	Yes	3.17%	1.44%	4.61%
Agape Helotes - Series A-1		4,408,602	(3)	2028	Variable	Yes	3.17%	1.44%	4.61%
Agape Helotes - Series B		4,352,035	(3)	2028	Variable	Yes	3.17%	2.04%	5.21%
The Ivy Apartments		24,374,214	(3)	2028	Variable	Yes	3.17%	1.44%	4.61%
MaryAlice Circle Apartments		4,708,610	(3)	2028	Variable	Yes	3.17%	1.44%	4.61%
Meadow Valley		31,816,378	(3)	2028	Variable	Yes	3.17%	1.44%	4.61%
The Park at Sondrio - Series 2022A		30,451,669	(3)	2028	Variable	Yes	3.17%	1.43%	4.60%
The Park at Vietti - Series 2022A		21,565,735	(3)	2028	Variable	Yes	3.17%	1.43%	4.60%
Residency at the Entrepreneur MRBs		34,060,000	(3)	2028	Variable	Yes	3.17%	1.45%	4.62%
Residency at Empire MRBs		58,445,016	(3)	2028	Variable	Yes	3.17%	1.42%	4.59%
Residency at the Mayer - Series A		13,766,727	(3)	2028	Variable	Yes	3.17%	1.19%	4.36%
Village at Hanford Square		7,787,942	(3)	2028	Variable	Yes	3.17%	1.44%	4.61%
Windsor Shores Apartments		17,217,457	(3)	2028	Variable	Yes	3.17%	1.44%	4.61%
Barclays Capital Inc.:
Trust 2021-XF2953	(5)	35,093,517	-	2026	Variable	No	4.25%	1.27%	5.52%
Poppy Grove I GIL		32,693,468	-	2026	Variable	Yes	4.05%	1.25%	5.30%
Poppy Grove II GIL		19,230,911	-	2026	Variable	Yes	4.05%	1.25%	5.30%
Poppy Grove III GIL		35,841,468	-	2026	Variable	Yes	4.05%	1.25%	5.30%
Village Point		18,377,415	-	2026	Variable	Yes	4.05%	1.61%	5.66%
Subtotal/Weighed Average Period End Rate		696,769,197							4.92%

Total		$1,020,914,956
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
(3)
The Partnership has restricted cash totaling approximately $8.5 million related to its ISDA master agreement with Mizuho based on Mizuho’s valuations of the underlying assets and the Partnership’s derivative financial instruments.

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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts with Mizuho and Barclays are subject to respective ISDA master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests must maintain a certain value in relation to the total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of September 30, 2025.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. The Partnership had posted approximately $8.5 million and $15.8 million of cash collateral with Mizuho as of September 30, 2025 and December 31, 2024, respectively. There was no required cash collateral posted with Barclays as of September 30, 2025 or December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Partnership posted restricted cash as contractually required under the terms of the TEBS Financings.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Nine Months of 2025

New Debt Financings:

The following is a summary of the new TOB trust financings that were entered into during the nine months ended September 30, 2025:

TOB Trust Securitization	Initial TOB Trust Financing	Stated Maturity	Interest Rate Type	Tax-Exempt Interest on Senior Securities	Facility Fees
Agape Helotes - Series A-1	$4,435,000	June 2028	Variable	Yes	1.44%
Agape Helotes - Series B	4,410,000	June 2028	Variable	Yes	2.04%
Residency at the Mayer - Series KK	9,490,000	October 2026	Variable	Yes	1.19%
Total TOB Trust Financings	$18,335,000

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

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the repayment of underlying assets during the nine months ended September 30, 2025:

Debt Financing	Debt Facility	Month	Principal Paydown Applied
Trust 2024-XF3219 - Sandy Creek Taxable Loan	TOB Trust	January 2025	$5,795,000
Osprey Village GIL	TOB Trust	January 2025	49,475,000
Trust 2021-XF2953 - Willow Place Apartments GIL	TOB Trust	January 2025	16,535,000
Trust 2021-XF2953 - Willow Place Apartments Supplemental GIL	TOB Trust	January 2025	1,200,000
Trust 2021-XF2953 - Poppy Grove I GIL	TOB Trust	March 2025	4,160,000
Trust 2021-XF2953 - Poppy Grove II GIL	TOB Trust	March 2025	1,440,000
Trust 2021-XF2953 - Poppy Grove III GIL	TOB Trust	March 2025	4,560,000
SoLa Impact Opportunity Zone Fund property loan	TOB Trust	March 2025	390,000
Trust 2024-XF3219 - Sandy Creek Taxable Loan	TOB Trust	April 2025	455,000
Legacy Commons at Signal Hills GIL	TOB Trust	May 2025	31,155,000
Companion at Thornhill Apartments MRB	M45 TEBS Financing	June 2025	8,842,510
Companion at Thornhill Apartments MRB	TEBS Residual Financing	June 2025	1,560,443
The Palms at Premier Park Apartments MRB	2024 PFA Securitization Transaction	June 2025	14,797,642
The Palms at Premier Park Apartments MRB	TEBS Residual Financing	June 2025	2,645,871
Copper Gate MRB	2024 PFA Securitization Transaction	August 2025	3,998,000
Copper Gate MRB	TEBS Residual Financing	August 2025	717,000
Residency at the Mayer - Series A MRB	TOB Trust	August 2025	10,560,000
Residency at the Mayer - Series M MRB	TOB Trust	August 2025	9,485,000
			$167,771,466

Refinancing Activity:

In February 2025, the Partnership executed extensions of the maturity dates of The Park at Vietti - Series 2022A, The Park at Sondrio - Series 2022A, Residency at Empire MRBs, Windsor Shores Apartments, The Ivy Apartments, and Residency at the Entrepreneur MRBs TOB trust financings to January 2028. There were no additional changes to terms or fees associated with the extensions.

In August 2025, the Partnership executed extensions of the maturity dates of the Village at Hanford Square, MaryAlice Circle Apartments, Meadow Valley, and 40rty on Colony TOB trust financings to June 2028. There were no additional changes to terms or fees associated with the extensions.

In August 2025, the Partnership executed an extension of the maturity date of the Residency at the Mayer - Series A TOB trust financing to August 2028. There were no additional changes to terms or fees associated with the extension.

The Partnership executed three-month extensions of the maturity dates of the Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL, and Village Point to July 2026. There were no additional changes to terms or fees associated with the extensions.

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

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the repayment of underlying assets during the nine months ended September 30, 2024:

Debt Financing	Debt Facility	Month	Principal Paydown Applied
Hope on Avalon GIL	TOB Trust	January 2024	$18,712,000
Trust 2021-XF2926 - Hope on Avalon taxable GIL	TOB Trust	January 2024	9,515,000
Trust 2021-XF2939 - Osprey Village property loan	TOB Trust	February 2024	12,365,000
Trust 2021-XF2939 - Osprey Village Supplemental property loan	TOB Trust	February 2024	3,795,000
Trust 2021-XF2953 - Willow Place property loan	TOB Trust	February 2024	15,080,000
Trust 2021-XF2926 - Legacy Commons at Signal Hills property loan	TOB Trust	February 2024	28,985,000
Trust 2021-XF2939 - Residency at the Mayer Series A-T	TOB Trust	March 2024	9,480,000
SoLa Impact Opportunity Zone Fund	TOB Trust	March 2024	350,000
Southpark MRB	TOB Trust	July 2024	9,840,000
Trust 2021-XF2953 - Willow Place GIL	TOB Trust	August 2024	3,440,000
Trust 2021-XF2953 - Magnolia Heights GIL	TOB Trust	September 2024	16,310,000
Trust 2021-XF2953 - Magnolia Heights property loan	TOB Trust	September 2024	6,480,000
Trust 2021-XF2939 - Residency at the Mayer Series A-T MRB	TOB Trust	September 2024	825,000
			$135,177,000

Refinancing Activity:

In April 2024, the maturity date of the Partnership’s Term TOB financing associated with the Village at Avalon MRB was extended to May 2025 and the interest rate increased to 6.33%.

In June 2024, the Partnership executed extensions of the maturity dates of the Montecito at Williams Ranch - Series A, Vineyard Gardens - Series A, Avistar at Copperfield - Series A, Avistar at Wilcrest - Series A, and Jackson Manor Apartments TOB trust financings to July 2027. There were no additional changes to terms or fees associated with the extensions.

The Partnership executed three-month extensions of the maturity dates of the Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL, and Village Point to July 2025. There were no additional changes to terms or fees associated with the extensions

Future Maturities

The Partnership’s contractual maturities of borrowings as of September 30, 2025 for the twelve-month periods ending December 31st for the next five years and thereafter are summarized below. The reported maturities for each individual debt financing are based on the earlier of contractual payments of the underlying securitized assets and the stated maturity date of the debt financing.

Remainder of 2025	$109,274,718
2026	184,698,044
2027	193,978,408
2028	225,986,221
2029	5,609,116
Thereafter	305,694,923
Total	1,025,241,430
Unamortized deferred financing costs and debt premium	(4,326,474)
Total debt financing, net	$1,020,914,956

14. Mortgages Payable

The following is a summary of the Partnership's mortgage payable, net of deferred financing costs, as of September 30, 2025 and December 31, 2024:

Property Mortgage Payables	Outstanding Mortgage Payable as of September 30, 2025, net	Outstanding Mortgage Payable as of December 31, 2024, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos (1)	$310,220	$1,664,347	2020	November 2025	Variable	8.00%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 3).

In February 2025, Vantage at San Marcos paid down approximately $1.4 million outstanding principal of the associated mortgage payable with proceeds from sale of a parcel of land.

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the realized and unrealized gains and losses of the Partnership's derivative instruments for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months ended September 30, 2025			For the Nine Months ended September 30, 2025
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(814,224)	$714,077	$(100,147)	$(2,424,844)	$6,740,050	$4,315,206

	For the Three Months ended September 30, 2024			For the Nine Months ended September 30, 2024
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(1,812,945)	$9,695,459	$7,882,514	$(5,150,745)	$4,880,396	$(270,349)
Interest rate cap	14,502	-	14,502	14,502	265	14,767
Total	$(1,798,443)	$9,695,459	$7,897,016	$(5,136,243)	$4,880,661	$(255,582)

The values of the Partnership’s interest rate swaps are subject to mark-to-market collateral posting provisions in conjunction with the Partnership’s respective ISDA master agreements with Mizuho and Barclays. See Note 20 for a description of the methodology and significant assumptions for determining the fair value of the derivatives. The derivative instruments are presented within “Other assets” and “Accounts payable, accrued expenses and other liabilities” in the Partnership's condensed consolidated balance sheets.

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

The following tables summarize the Partnership’s interest rate derivative agreements as of September 30, 2025 and December 31, 2024:

		Fair Value as of September 30, 2025
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	322,004,142	$1,646,995	$(2,161,075)	3.02

		Fair Value as of December 31, 2024
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	416,989,686	$6,980,820	$(609,766)	2.68

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of September 30, 2025:

Year	Average Notional	Weighted Average Fixed Rate Paid
Remainder of 2025	$312,827,361	3.40%
2026	305,305,966	3.42%
2027	222,943,332	3.51%
2028	165,255,466	3.57%
2029	128,652,299	3.51%
2030	28,852,800	3.82%
2031	21,205,500	3.86%
2032	18,931,333	3.83%
2033	15,863,500	3.90%
2034	11,755,833	3.94%
2035	9,145,833	3.95%
2036	9,066,667	3.95%
2037	8,983,333	3.95%
2038	8,893,333	3.95%
2039	8,833,333	3.95%

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The Partnership had no bond purchase commitments as of December 31, 2024. The following table summarizes the Partnership’s bond purchase commitments as of September 30, 2025:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of September 30, 2025
Kindred Apartments	March 2025	$21,921,000	6.875%	December 2027	$2,576,081

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, and property loans while the secured properties are under construction, rehabilitation, or predevelopment. See Note 10 for additional information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of September 30, 2025:

Property Name	Commitment Date	Asset Maturity Date	Interest Rate	Total Commitment	Remaining Commitment as of September 30, 2025
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%	$44,000,000	$1,500,000
Residency at Empire - Series BB-4	December 2022	December 2040	6.45% (1)	47,000,000	5,850,000
Subtotal				91,000,000	7,350,000

Taxable Mortgage Revenue Bonds
Residency at Empire - Series BB-T	December 2022	December 2025 (2)	7.45%	$9,404,500	$8,404,500
Gateway and Yarbrough Predevelopment Project	June 2025	July 2026	9.00%	2,000,000	1,200,000
Triangle Square Predevelopment Project	July 2025	July 2026	9.00%	9,300,000	3,300,000
Subtotal				20,704,500	12,904,500

Property Loans
Sandoval Flats	November 2024	December 2027 (2)	7.48%	$29,846,000	$28,846,000

Equity Investments
Vantage at San Marcos (3), (4)	November 2020	N/A	N/A	$9,914,529	$8,943,914
Freestone Greeley (4)	October 2022	N/A	N/A	16,035,710	10,562,345
Subtotal				25,950,239	19,506,259

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (2)	6.875%	$21,921,000	$21,921,000

Total Commitments				$189,421,739	$90,527,759
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
(4)
A development site has been identified for this property but construction had not commenced as of September 30, 2025.

In addition, the Partnership is committed to funding 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s capital is contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. As of September 30, 2025, the Partnership had contributed approximately $329,000 of its maximum capital commitment of approximately $15.0 million. The Partnership’s maximum commitment may increase if additional third-party capital commitments are made to the Construction Lending JV.

Construction Loan Guaranties

The Partnership entered into limited guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guaranties if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the Partnership believes the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of September 30, 2025:

Borrower	Guaranty Maturity	Maximum Balance Available on Loan	Loan Balance as of September 30, 2025	Partnership's Maximum Exposure as of September 30, 2025	Guaranty Terms
Vantage at McKinney Falls	2026	$35,850,000	$35,850,000	$17,925,000	(1)
Vantage at Hutto	2026	35,000,000	35,000,000	$17,500,000	(1)
Vantage at Loveland	2026	47,000,000	47,000,000	$23,500,000	(1)
(1)
The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $6.3 million at the end of each quarter. The Partnership was in compliance with these requirements as of September 30, 2025. The Partnership has also provided indemnification to the lender for various costs including interest expenses, environmental non-compliance and remediation during the term. The Partnership has also provided indemnification to the lender for Vantage at McKinney Falls and Vantage at Loveland for certain operating costs.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of September 30, 2025:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of September 30, 2025
Ohio Properties	2026	$1,609,695
Greens of Pine Glen, LP	2027	1,278,767

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan was paid off in June 2024, and the Partnership does not have exposure as of September 30, 2025. The mortgage support is in the form of a forward loan purchase agreement upon maturity of the mortgage. The reported value of the credit guaranty was approximately $312,000 and $319,000 as of September 30, 2025 and December 31, 2024, respectively, and are included within other liabilities in the Partnership's condensed consolidated balance sheets. No additional contingent liability has been accrued because the likelihood of claims is remote. The Partnership's remaining forward loan purchase agreement expires in 2027 and its maximum exposure as of September 30, 2025 was approximately $20.8 million.

The Partnership has entered into various forward loan purchase agreements associated with construction loans for its investments in unconsolidated entities. Under these agreements, the Partnership will purchase a loan from the construction lender at maturity of the construction loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. The Partnership has the right to cure any defaults under the construction loan agreement that otherwise could accelerate the maturity of the construction loan. In addition, if the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. Certain forward loan purchase agreements are only effective upon the receipt by the property of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. Total construction loan balances associated with effective forward loan purchase agreements are $87.6 million as of September 30, 2025. The Partnership has not recorded any non-contingent or contingent liabilities related to the forward loan purchase agreements as such amounts are deemed minimal.

17. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. If declared by the General Partner, distributions to the holders of Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, are paid quarterly at annual fixed rates of 3.0%, 3.0% and 5.75%, respectively. The Partnership did not have any outstanding Series A Preferred Units as of September 30, 2025 and does not expect to issue any new Series A Preferred Units in the future.

The Partnership filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 27, 2024. The Partnership has issued 2,000,000 Series B Preferred Units under this offering as of September 30, 2025.

The following table summarizes the Partnership’s outstanding Preferred Units as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Optional Redemption Date
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	$10.00	January 2030
February 2024	500,000	5,000,000	5.75%	10.00	February 2030
March 2025	2,000,000	20,000,000	5.75%	10.00	March 2031
Total Series B Preferred Units	4,250,000	42,500,000

Redeemable Preferred Units outstanding as of September 30, 2025	9,750,000	$97,500,000

	December 31, 2024
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	17,500,000	5.75%	10.00
February 2024	500,000	5,000,000	5.75%	10.00
Total Series B Preferred Units	2,250,000	22,500,000

Redeemable Preferred Units outstanding as of December 31, 2024	7,750,000	$77,500,000

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

The fair value of each RUA was estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $748,000 and $565,000 for the three months ended September 30, 2025 and 2024, respectively. The compensation expense for RUAs totaled approximately $1.5 million for the nine months ended September 30, 2025 and 2024. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2024	95,600	18.18
Granted	109,581	16.62
Vested	(105,722)	17.70
Unvested as of December 31, 2024	99,459	16.96
Granted	329,584	12.26
Forfeited	(17,816)	14.44
Unvested as of September 30, 2025	411,227	$13.30

The unrecognized compensation expense related to unvested RUAs granted under the Equity Incentive Plan was approximately $3.2 million as of September 30, 2025. The remaining compensation expense is expected to be recognized over a weighted average period of 1.6 years. The total intrinsic value of unvested RUAs was approximately $4.2 million as of September 30, 2025.

19. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to the General Partner, Greystone Manager, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reported in the Partnership's condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Partnership administrative fees paid to the General Partner (1)	$1,548,000	$1,591,000	$4,727,000	$4,592,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	28,000	27,000	155,000	70,000
Referral fees paid to an affiliate (3)	23,000	-	23,000	-
Servicing fees paid to an affiliate (4)	9,000	-	31,000	-

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

The General Partner receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment/mortgage placement fees earned by the General Partner (1)	93,000	763,000	$343,000	$2,332,000
(1)
The General Partner received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

As of September 30, 2025, Greystone Servicing, an affiliate of the Partnership, has forward committed to purchase four of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing and Freddie Mac. Greystone Servicing purchased the following GILs during the nine months ended September 30, 2025, including principal and accrued interest:

•
Willow Place GIL for approximately $20.8 million in January 2025;
•
Osprey Village GIL for approximately $60.4 million in January 2025; and
•
Legacy Commons at Signal Hills for approximately $34.8 million in May 2025.

An affiliate of the Partnership, Greystone Bridge Lending Fund Manager LLC, entered into an investment management agreement in October 2024 to provide various investment management services for the Construction Lending JV. Investment management fees of approximately $3,000 and $6,000 by the Construction Lending JV were paid to Greystone Bridge Lending Fund Manager LLC during the three and nine months ended September 30, 2025, respectively.

The Partnership invests in certain GILs, taxable GILs, and property loans with the expectation that the related investments will be sold to the Construction Lending JV at a future date. The Partnership also executes interest rate swap agreements in which it expects to novate the swap to the Construction Lending JV upon the sale of the related investment asset. During the nine months ended September 30, 2025, the Partnership sold approximately $7.5 million of assets to the Construction Lending JV consisting of a GIL (Note 5) and taxable GIL (Note 9) at par plus accrued interest. The Partnership also novated one interest rate swap to the Construction Lending JV with a notional value of $5.6 million for nominal proceeds.

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

The Partnership reported receivables due from unconsolidated entities of approximately $154,000 and $98,000 as of September 30, 2025 and December 31, 2024, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $596,000 and $1,182,000 as of September 30, 2025 and December 31, 2024, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2025 and December 31, 2024, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2025 and December 31, 2024 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Mortgage revenue bonds	2.4% - 9.9%	3.7% - 8.4%	5.4%	5.5%
Taxable mortgage revenue bonds	6.3% - 12.9%	7.1% - 11.9%	7.9%	8.7%
Bond purchase commitments	5.7%	n/a	5.7%	n/a
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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 are summarized as follows:

	Fair Value Measurements as of September 30, 2025
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,005,398,310	$-	$-	$1,005,398,310
Bond purchase commitments (reported within other assets)	2,576,081	-	-	2,576,081
Taxable mortgage revenue bonds (reported within other assets)	41,157,537	-	-	41,157,537
Derivative instruments (reported within other assets)	1,646,995	-	1,646,995	-
Derivative instruments (reported within other liabilities)	(2,161,075)	-	(2,161,075)	-
Total Assets and Liabilities at Fair Value, net	$1,048,617,848	$-	$(514,080)	$1,049,131,928

The following table summarizes the activity related to Level 3 assets for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance July 1, 2025	$1,004,463,460	$1,833,078	$34,742,457	$1,041,038,995
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	5,746	-	(7,566)	(1,820)
Included in other comprehensive income	16,720,754	743,003	617,896	18,081,653
Purchases and advances	14,746,545	-	6,023,250	20,769,795
Settlements and redemptions	(30,538,195)	-	(218,500)	(30,756,695)
Ending Balance September 30, 2025	$1,005,398,310	$2,576,081	$41,157,537	$1,049,131,928
Total amount of gains for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2025	$11,060	$-	$-	$11,060

	For the Nine Months ended September 30, 2025
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance January 1, 2025	$1,026,483,796	$-	$26,671,085	$1,053,154,881
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	(244,276)	-	(12,616)	(256,892)
Included in earnings (provision for credit losses)	(8,439,900)	-	(267,100)	(8,707,000)
Included in other comprehensive income	7,944,619	2,576,081	1,118,187	11,638,887
Purchases and advances	51,559,352	-	14,223,250	65,782,602
Settlements and redemptions	(71,905,281)	-	(575,269)	(72,480,550)
Ending Balance September 30, 2025	$1,005,398,310	$2,576,081	$41,157,537	$1,049,131,928
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2025	$(8,491,064)	$-	$(267,100)	$(8,758,164)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are summarized as follows:

	Fair Value Measurements as of December 31, 2024
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,026,483,796	$-	$-	$1,026,483,796
Taxable mortgage revenue bonds (reported within other assets)	26,671,085	-	-	26,671,085
Derivative instruments (reported within other assets)	6,980,820	-	6,980,820	-
Derivative instruments (reported within other liabilities)	(609,766)	-	(609,766)	-
Total Assets and Liabilities at Fair Value, net	$1,059,525,935	$-	$6,371,054	$1,053,154,881

The following table summarizes the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2024:

	For the Three Months ended September 30, 2024
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance July 1, 2024	$1,002,052,025	$46,238	$15,926,321	$-	$1,018,024,584
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,161,061	-	(3,073)	-	1,157,988
Included in other comprehensive income	16,685,728	(46,238)	938,468	-	17,577,958
Purchases and advances	36,512,542	-	4,000,000	-	40,512,542
Settlements and redemptions	(23,520,216)	-	(1,003,200)	-	(24,523,416)
Bond purchase commitments (reported within other assets)	$1,032,891,140	$-	$19,858,516	$-	$1,052,749,656
Total amount of gains for the period included in earnings attributable to the change in unrealized gains relating to assets or liabilities held on September 30, 2024	$17,344	$-	$-	$-	$17,344

	For the Nine Months Ended September 30, 2024
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Derivative Instruments	Total
Beginning Balance January 1, 2024	$930,675,295	$197,788	$21,460,288	$265	$952,333,636
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	1,288,901	-	(12,017)	(265)	1,276,619
Included in earnings (provision for credit losses)	169,308	-	-	-	169,308
Included in earnings (gain on sale of mortgage revenue bond)	1,012,581	-	-	-	1,012,581
Included in other comprehensive income	(5,835,153)	(197,788)	842,634	-	(5,190,307)
Purchases and advances	141,185,402	-	10,077,000	-	151,262,402
Sales	(8,221,234)	-	-	-	(8,221,234)
Settlements and redemptions	(27,383,960)	-	(12,509,389)	-	(39,893,349)
Purchases and advances	$1,032,891,140	$-	$19,858,516	$-	$1,052,749,656
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2024	$221,152	$-	$-	$(265)	$220,887

The Partnership considered the Natchitoches Thomas Apartments GIL and taxable GIL to be available-for-sale securities as of December 31, 2024. The Partnership also considered the Sandoval Flats property loan to be held-for-sale as of September 30, 2025 and December 31, 2024. These assets are reported at fair value as of each reporting date, which in all cases, approximated the carrying value with no unrealized gains or losses.

Total gains and losses included in earnings for the derivative instruments are reported within “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GIL, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $122.5 million and $43.8 million as of September 30, 2025, respectively. The estimated fair value of the GILs and taxable GILs was $226.7 million and $13.9 million as of December 31, 2024, respectively. The fair value of the construction financing property loans approximated amortized cost as of September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS financings and the 2024 PFA Securitization Transaction are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,020,914,956	$1,027,301,466	$1,093,273,157	$1,093,729,911
Secured lines of credit	41,450,000	41,450,000	68,852,000	68,852,000
Mortgages payable	310,220	310,220	1,664,347	1,664,347

21. Income Taxes

The Partnership recognizes income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Current income tax benefit	$(1,027)	$(1,016)	$(6,760)	$(5,222)
Deferred income tax expense (benefit)	(1,023)	(951)	(785)	1,271
Total income tax benefit	$(2,050)	$(1,967)	$(7,545)	$(3,951)

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of September 30, 2025 and December 31, 2024.

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

23. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Equity Incentive Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the nine months ended September 30, 2025 and 2024.

24. Segments

As of September 30, 2025, the Partnership had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments, and (4) MF Properties. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. The Partnership’s chief operating decision maker (the “CODM”) is the Chief Executive Officer, who uses net income (loss) to monitor segment performance against budgeted results and to allocate resources. In this regard, the CODM uses net income (loss) to evaluate income generated from each segment’s assets and investments in deciding whether to reinvest income and available capital into such segment or into other investment classes of the Partnership. The CODM has considered recent underperformance in the Market-Rate Joint Venture Investments in conjunction with future market expectations in his decision to reduce the capital allocation to the Market-Rate Joint Venture Investments in the future.

Affordable Multifamily Investments Segment

The Affordable Multifamily Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related taxable MRBs, taxable GILs, and property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the taxable MRBs, taxable GILs, and property loans, net of loan loss allowances, are reported as such on the Partnership's condensed consolidated balance sheets. As of September 30, 2025, the Partnership reported 82 MRBs and four GILs in this segment. As of September 30, 2025, the multifamily residential properties securing the MRBs and GILs contain a total of 10,581 and 527 multifamily rental units, respectively. The Affordable Multifamily Investments segment also includes the Construction Lending JV. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing Investments Segment

The Seniors and Skilled Nursing Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties and a property loan associated with a lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of September 30, 2025, the two properties securing the MRBs contain a total of 294 beds.

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

MF Properties Segment

The MF Properties segment consists primarily of student housing residential properties that were previously owned by the Partnership. As of September 30, 2025, the Partnership did not own any MF Properties. The Partnership previously sold The 50/50 MF

Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment. Income tax expense for the Greens Hold Co is reported within this segment.

The following tables detail certain financial information for the Partnership’s reportable segments for the periods indicated:

	For the Three Months Ended September 30, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$16,467,330	$1,054,459	$779,422	$-	$18,301,211
Other interest income	2,915,996	190,313	-	-	3,106,309
Other income	269,890	-	-	-	269,890
Total revenues	19,653,216	1,244,772	779,422	-	21,677,410
Expenses:
Provision for credit losses	536,084	(2,000)	-	-	534,084
Depreciation and amortization	1,335	-	-	-	1,335
Interest expense	11,674,307	662,304	803,781	-	13,140,392
Net result from derivative transactions	(61,071)	(39,076)	-	-	(100,147)
General and administrative	4,816,648	-	-	-	4,816,648
Total expenses	16,967,303	621,228	803,781	-	18,392,312
Other Income:
Earnings (losses) from investments in unconsolidated entities	1,304	-	(1,320,297)	-	(1,318,993)
Income before income taxes	2,687,217	623,544	(1,344,656)	-	1,966,105
Income tax benefit	-	-	-	(2,050)	(2,050)
Segment net income (loss)	$2,687,217	$623,544	$(1,344,656)	$2,050	$1,968,155

	For the Nine Months Ended September 30, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$51,053,489	$3,148,264	$6,802,444	$-	$61,004,197
Other interest income	7,381,800	570,938	-	-	7,952,738
Contingent interest income	208,059				208,059
Other income	1,228,715	-	-	-	1,228,715
Total revenues	59,872,063	3,719,202	6,802,444	-	70,393,709
Expenses:
Provision for credit losses	9,410,818	4,000	-	-	9,414,818
Depreciation and amortization	7,523	-	-	-	7,523
Interest expense	36,764,356	2,028,443	2,708,097	-	41,500,896
Net result from derivative transactions	3,551,893	763,313	-	-	4,315,206
General and administrative	14,061,774	-	-	-	14,061,774
Total expenses	63,796,364	2,795,756	2,708,097	-	69,300,217
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	200,736	-	200,736
Earnings (losses) from investments in unconsolidated entities	(28,453)	-	(3,049,867)	-	(3,078,320)
Income before income taxes	(3,952,754)	923,446	1,245,216	-	(1,784,092)
Income tax benefit	-	-	-	(7,545)	(7,545)
Segment net income (loss)	$(3,952,754)	$923,446	$1,245,216	$7,545	$(1,776,547)

	For the Three Months Ended September 30, 2024
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$19,867,214	$890,506	$1,063,253	$-	$21,820,973
Other interest income	2,045,027	190,312	-	-	2,235,339
Other income	289,238	-	-	-	289,238
Total revenues	22,201,479	1,080,818	1,063,253	-	24,345,550
Expenses:
Provision for credit losses	(228,000)	2,000	-	-	(226,000)
Depreciation and amortization	5,967	-	-	-	5,967
Interest expense	13,931,091	665,656	892,440	-	15,489,187
Net result from derivative transactions	6,671,863	1,225,153	-	-	7,897,016
General and administrative	5,112,958	-	-	-	5,112,958
Total expenses	25,493,879	1,892,809	892,440	-	28,279,128
Other Income:
Earnings (losses) from investments in unconsolidated entities	-	-	(704,096)	-	(704,096)
Income before income taxes	(3,292,400)	(811,991)	(533,283)	-	(4,637,674)
Income tax benefit	-	-	-	(1,967)	(1,967)
Segment net income (loss)	$(3,292,400)	$(811,991)	$(533,283)	$1,967	$(4,635,707)

	For the Nine months Ended September 30, 2024
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$54,632,588	$2,445,673	$3,842,444	$-	$60,920,706
Other interest income	7,106,664	203,000	-	-	7,309,664
Other income	455,005	-	-	-	455,005
Total revenues	62,194,257	2,648,673	3,842,444	-	68,685,375
Expenses:
Provision for credit losses (Note 10)	(1,229,308)	217,000	-	-	(1,012,308)
Depreciation and amortization	17,900	-	-	-	17,900
Interest expense	40,553,471	1,729,922	1,907,994	-	44,191,387
Net result from derivative transactions (Note 15)	(379,097)	123,515	-	-	(255,582)
General and administrative	14,864,773	-	-	-	14,864,773
Total expenses	53,827,739	2,070,437	1,907,994	-	57,806,170
Other Income:
Gain on sale of real estate assets	-	-	-	63,739	63,739
Gain on sale of mortgage revenue bond	1,012,581	-	-	-	1,012,581
Gain on sale of investments in unconsolidated entities	-	-	56,986	-	56,986
Earnings (losses) from investments in unconsolidated entities	-	-	(825,652)	-	(825,652)
Income before income taxes	9,379,099	578,236	1,165,784	63,739	11,186,859
Income tax benefit	-	-	-	(3,951)	(3,951)
Segment net income (loss)	$9,379,099	$578,236	$1,165,784	$67,690	$11,190,810

The following table details total assets for the Partnership’s reportable segments as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Total assets
Affordable Multifamily Investments	$1,325,033,170	$1,428,627,104
Seniors and Skilled Nursing Investments	72,449,395	70,163,422
Market-Rate Joint Venture Investments	156,411,038	183,508,429
MF Properties	7,805,782	7,782,906
Consolidation/eliminations	(75,733,145)	(110,381,701)
Total assets	$1,485,966,240	$1,579,700,160

25. Subsequent Events

In October 2025, the Sandy Creek Apartments GIL with outstanding principal of $12.1 million was redeemed in full. Proceeds of approximately $9.7 million were used to repay the related TOB trust financing.

In October 2025, the Partnership issued 500,000 Series B Preferred Units to a financial institution, resulting in $5,000,000 in aggregate proceeds to the Partnership. These Series B Preferred Units were issued in a registered offering pursuant to a registration statement on Form S-3, which was declared effective by the Commission on September 27, 2024.

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

Business Environment and Current Outlook

The macroeconomic environment remains challenging. The Federal Reserve approved 25-basis point reductions in the Federal Funds rate in September and October 2025, though it indicated that future rate setting decisions will continue to be dependent on relevant data and the balance of employment and inflationary risks. As such, the likelihood of any additional rate reductions in 2025 and 2026 is uncertain. Lower short-term interest rates will lower our borrowing costs in the near term. Longer term interest rates have been volatile in recent quarters due to shifting tariff policies, weak employment data, the partial shutdown of the Federal government, and national debt concerns. We continue to employ our hedging strategies to reduce our exposure to changes in the interest cost on debt financing related to our fixed rate investments.

The borrowers of our MRBs and GILs were all current on contractual debt service payments and we have received no requests for forbearance of contractual debt service payments as of September 30, 2025. However, we have recorded asset-specific provisions for credit losses for affordable multifamily investments totaling approximately $9.9 million for the nine months ended September 30, 2025 across three MRBs, three taxable MRBs and one property loan related to certain multifamily properties in South Carolina.

We believe there continues to be significant unmet demand for affordable multifamily and seniors residential housing in the United States. Government programs that provide direct rental support to residents have not kept up with demand. Therefore, investment programs that promote private sector development and support for affordable housing through MRBs, GILs, tax credits and grant funding to developers, have become more prominent. The types of MRBs and GILs in which we invest offer developers of affordable multifamily housing a low-cost source of construction and/or permanent debt financing.

Current market dynamics related to our market rate multifamily JV Equity Investments are challenging. The San Antonio, TX, Austin, TX, and Huntsville, AL markets experienced record new multifamily unit supply in recent years, peaking in 2024. Rental rates and occupancy have declined as these markets absorb new units, which is putting downward pressure on leasing velocity and net operating income for these properties. We expect rental rates and occupancy to remain under pressure throughout 2025. However, we expect this trend to lessen in 2026 due to limited new construction starts in these markets in 2024 and 2025.

The leasing market pressures noted above have made it more difficult for the respective managing members of our stabilized market rate multifamily JV Equity Investments to sell the properties, resulting in longer than expected investment holding periods and lower sales prices than in 2022 and 2023. In addition, less available and more expensive debt capital have had pronounced effects on property acquisitions by making it harder for potential buyers to obtain attractive financing. Accordingly, we have observed increasing capitalization rates in recent periods resulting in lower property valuations. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale and is dependent on the sales prices of the related properties. There were no JV Equity Investment property sales in 2024 and we have recognized significantly less investment income and gains on sale from the two JV Equity Investments sold in 2025 as compared to 2022 and 2023. After the current elevated level of new multifamily supply peaks, we expect net rents and occupancy to increase, capitalization rates to decline, and property valuations to increase.

We remain positive on the market rate senior housing segment of the market. We believe market rate seniors housing industry trends, potential resident demographics, and expected returns remain encouraging, so we will continue to evaluate joint venture equity investment opportunities in the seniors housing segment, though in lower volume than our historical capital allocation to market rate multifamily investments.

Because of the challenges in the market rate multifamily markets, we will be implementing a strategy to reduce our capital allocation to market rate multifamily JV Equity Investments going forward. We and the respective managing members will manage the remaining portfolio of market rate multifamily investments to maximize sales prices and returns to the extent possible, with our return of capital from the sale of these investments to be redeployed into primarily tax-exempt MRB investments. We believe this reallocation of capital will result in increased stability of earnings from the net interest spread on new MRB investments as compared to the transaction-driven income from JV Equity Investments. We also expect the additional MRB investments to increase the proportion of tax-advantaged income allocated to Unitholders in the long term. We expect to continue leveraging Greystone’s strong lending relationships across affordable housing, seniors housing, and skilled nursing business lines in identifying MRB investment opportunities.

Summary Financial Results

As of September 30, 2025, we had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three and nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	Percentage of Total	2024	Percentage of Total	2025	Percentage of Total	2024	Percentage of Total
Total revenues
Affordable Multifamily Investments	$19,653	90.7%	$22,201	91.2%	$59,872	85.0%	$62,194	90.5%
Seniors and Skilled Nursing Investments	1,245	5.7%	1,081	4.4%	3,719	5.3%	2,649	3.9%
Market-Rate Joint Venture Investments	779	3.6%	1,063	4.4%	6,802	9.7%	3,842	5.6%
MF Properties	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total revenues	$21,677		$24,345		$70,393		$68,685

Net income (loss)
Affordable Multifamily Investments	2,687	136.5%	(3,292)	71.0%	$(3,953)	222.5%	$9,379	83.8%
Seniors and Skilled Nursing Investments	624	31.7%	(812)	17.5%	923	-51.9%	578	5.2%
Market-Rate Joint Venture Investments	(1,345)	-68.3%	(533)	11.5%	1,245	-70.1%	1,166	10.4%
MF Properties	2	0.1%	2	0.0%	8	-0.5%	68	0.6%
Net income (loss)	$1,968		$(4,635)		$(1,777)		$11,191

During the nine months ended September 30, 2025 and 2024, our net income was significantly impacted by unrealized losses on our derivative instrument portfolio, which primarily consists of interest rate swaps. Under the applicable accounting guidance, we report our derivatives at fair value as of each reporting date. The fair value is based on a model that considers observable indices and observable market trades for similar arrangements, such as publicly available current SOFR rates and forward SOFR swap rates. The period-over-period change in the fair value of each derivative that is not directly related to net cash settlements are recorded as unrealized (gains) losses within “Net result from derivative transactions” on our condensed consolidated statements of operations and is included as a component of our reported net income. Unrealized (gains) losses can be significant in periods of significant interest rate volatility. The following table summarizes unrealized (gains) losses for the three and nine months ended September 30, 2025 and 2024 by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized (gains) losses from derivatives
Affordable Multifamily Investments	$663	$8,294	$5,717	$4,301
Seniors and Skilled Nursing Investments	51	1,401	1,023	580
Total unrealized (gains) losses from derivatives	$714	$9,695	$6,740	$4,881

Differences between the respective periods is primarily due to market interest rate changes between reporting dates. The 3-year SOFR swap rate is a reasonable proxy for our interest rate swap portfolio as a whole as our derivatives are primarily SOFR-denominated interest rate swaps and the weighted average life of our interest rate swap portfolio is typically between three and four years. The 3-year SOFR swap rate declined 0.70% from 4.05% as of December 31, 2024 to 3.35% as of September 30, 2025, resulting in significant unrealized losses on our interest rate swap portfolio for the nine months ended September 30, 2025. The 3-year SOFR swap rate declined 0.44% from 3.75% as of December 31, 2023 to 3.31% as of September 30, 2024, resulting in significant unrealized losses on our interest rate swap portfolio for the three and nine months ended September 30, 2024.

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

In addition, we recognized asset-specific provisions for credit losses totaling approximately $9.9 million in the Affordable Multifamily Investments segment for the nine months ended September 30, 2025, which significantly impacted our reported net income. These provisions are not realized losses but are based on expectations of credit losses after our evaluation of several factors including current and expected operating results of the underlying properties, borrower financial conditions, and estimated collateral values. See the operational matters section of the Affordable Multifamily Investments section discussion in this Item 2.

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

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three and nine months ended September 30, 2025 and 2024:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended September 30, 2025
Mortgage revenue bond acquisition and advance	2	$14,600	N/A	N/A	4
Mortgage revenue bond redemptions and paydown	3	29,015	$24,760	N/A	4
Property loan advance	1	596	N/A	N/A	6
Investments in unconsolidated entities	2	383	N/A	N/A	7
Taxable mortgage revenue bond acquisition	1	6,000	N/A	N/A	9
Taxable governmental issuer loan advance	1	6,280	N/A	N/A	9

For the Three Months Ended June 30, 2025
Mortgage revenue bond acquisitions and advances	4	$23,185	N/A	N/A	4
Mortgage revenue bond redemptions	2	27,846	$27,846	$208	4
Governmental issuer loan advance	1	1,570	N/A	N/A	5
Governmental issuer loan redemption	1	34,620	31,155	N/A	5
Property loan acquisition and advance	2	6,624	N/A	N/A	6
Property loan paydown	1	588	455	N/A	6
Investments in unconsolidated entities, net	7	3,053	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	12,591	N/A	163	7
Taxable mortgage revenue bond acquisition	1	800	N/A	N/A	9
Taxable governmental issuer loan advances	2	15,441	N/A	N/A	9
Governmental issuer loan sale to Construction Lending JV	1	6,500	N/A	N/A	5
Taxable governmental issuer loan sale to Construction Lending JV	1	1,000	N/A	N/A	9

For the Three Months Ended March 31, 2025
Mortgage revenue bond advances	3	$14,101	N/A	N/A	4
Mortgage revenue bond redemption	1	10,352	N/A	N/A	4
Governmental issuer loan advances	3	17,409	N/A	N/A	5
Governmental issuer loan redemptions	3	82,203	$67,210	N/A	5
Property loan paydowns	2	7,798	6,185	N/A	6
Investments in unconsolidated entities, net	4	5,621	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	11,400	N/A	N/A	7
Real estate asset sale proceeds	1	1,354	1,354	N/A	8
Taxable mortgage revenue bond advances	3	7,400	N/A	N/A	9
Taxable governmental issuer loan advances	3	21,700	N/A	N/A	9
Taxable governmental issuer loan paydowns	3	12,700	10,160	N/A	9

For the Three Months Ended September 30, 2024
Mortgage revenue bond acquisition and advances	5	$36,503	N/A	N/A	4
Mortgage revenue bond redemptions	3	21,980	$9,840	N/A	4
Governmental issuer loan advances	3	16,842	N/A	N/A	5
Governmental issuer loan redemption and paydown	2	24,697	19,750	N/A	5
Property loan advance	1	500	N/A	N/A	6
Property loan redemption	1	8,119	6,480	N/A	6
Investments in unconsolidated entities	4	10,443	N/A	N/A	7
Taxable mortgage revenue bond advances	2	4,000	N/A	N/A	9
Taxable mortgage revenue bond redemption	1	1,000	825	N/A	9
Taxable governmental issuer loan advance	1	158	N/A	N/A	9

For the Three Months Ended June 30, 2024
Mortgage revenue bond acquisitions and advances	8	$78,375	N/A	N/A	4
Mortgage revenue bond sale	1	8,221	N/A	N/A	4
Governmental issuer loan advances	3	9,000	N/A	N/A	5
Property loan acquisition and advance	2	9,321	N/A	N/A	6
Property loan redemptions	2	454	N/A	N/A	6
Investments in unconsolidated entities	5	11,669	N/A	N/A	7
Taxable mortgage revenue bond acquisition and advance	2	5,077	N/A	N/A	9

For the Three Months Ended March 31, 2024
Mortgage revenue bond acquisition and advances	5	$26,298	N/A	N/A	4
Governmental issuer loan advances	3	6,000	N/A	N/A	5
Governmental issuer loan redemption	1	23,390	$18,712	N/A	5
Property loan advances	2	3,073	N/A	N/A	6
Property loan redemptions and paydown	6	72,323	60,575	N/A	6
Investments in unconsolidated entities	7	6,960	N/A	N/A	7
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	9
Taxable mortgage revenue bond paydown	1	11,500	9,480	N/A	9
Taxable governmental issuer loan redemption	1	10,573	9,515	N/A	9
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three and nine months ended September 30, 2025 and 2024, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended September 30, 2025
Paydown on Acquisition LOC	1	$50	Yes	12
Net paydown on General LOC	2	2,500	Yes	12
Proceeds from TOB trust financings	3	16,990	Yes	13
Interest rate swap executed	1	-	N/A	15

For the Three Months Ended June 30, 2025
Net paydown on Acquisition LOC	1	$7,500	Yes	12
Net paydown on General LOC	2	$7,000	Yes	12
Proceeds from TOB trust financings	7	34,495	Yes	13

For the Three Months Ended March 31, 2025
Net paydown on Acquisition LOC	1	$10,352	Yes	12
Proceeds from TOB trust financings	8	48,435	Yes	13
Issuance of Series B Preferred Units	1	20,000	Yes	17

For the Three Months Ended September 30, 2024
Net paydown on Acquisition LOC	3	$10,850	Yes	12
Borrowing on General LOC	2	14,000	Yes	12
Proceeds from TOB trust financings	9	47,985	Yes	13
Interest rate swap executed	1	-	N/A	15

For the Three Months Ended June 30, 2024
Net borrowing on Acquisition LOC	6	$14,750	Yes	12
Net borrowing on General LOC	1	10,000	Yes	12
Proceeds from TOB trust financings	10	75,360	Yes	13
Interest rate swap executed	2	-	N/A	15
Redemption of Series A Preferred Units	1	10,000	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	439	N/A	N/A

For the Three Months Ended March 31, 2024
Net paydown on Acquisition LOC	2	$16,900	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	63,250	Yes	13
Interest rate swap executed	1	-	N/A	15
Issuance of Series B Preferred Units	1	5,000	N/A	17
Exchange of Series A Preferred Units for Series B Preferred Units	1	17,500	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	1,055	N/A	N/A

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

Asset Type	For the Period from January 1, 2022, through September 30, 2025
MRBs and taxable MRBs	$233,375,500
GILs, taxable GILs and property loans	265,051,554
Total	$498,427,054

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

We are committed to minimizing the overall environmental impact of our corporate operations. The Partnership’s operations are primarily managed by 17 employees of Greystone Manager, so we have a relatively modest environmental impact and have adequate facilities to grow our employee base without acquiring additional physical space.

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of September 30, 2025:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,665	5,897	8,845	10,006	88%	66	10	$915,196,797	62%
GILs and taxable GILs	-	527	527	527	100%	4	2	165,737,300	11%
Total	1,665	6,424	9,372	10,533	89%	70		$1,080,934,097	73%

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

Greystone and the Partnership are committed to building a workplace that allows all employees to feel supported and valued, regardless of any identity, by focusing on our culture of ‘where people matter’ to build belonging. Specific initiatives include training and employee resources groups to support our workforce as well as a formal Culture and Community Committee and Culture and Community Executive Advisory Council to lead and advise all belonging related work, events, and learning. Of the 17 employees of Greystone Manager responsible for the Partnership’s operations, three are women and two employees identify as ethnically diverse.

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

The Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The Audit Committee had 100% attendance at meetings during 2024 and to date in 2025. The Board of Managers had 100% and 95% attendance during 2024 and to date in 2025, respectively.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table compares our revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues and Other Income:
Investment income	$18,301	$21,821	$(3,520)	-16.1%	$61,004	$60,921	$83	0.1%
Other interest income	3,106	2,235	871	39.0%	7,953	7,310	643	8.8%
Contingent interest income	-	-	-	N/A	208	-	208	N/A
Other income	270	289	(19)	-6.6%	1,229	455	774	170.1%
Gain on sale of real estate assets	-	-	-	N/A	-	64	(64)	N/A
Gain on sale of mortgage revenue bonds	-	-	-	N/A	-	1,013	(1,013)	N/A
Gain on sale of investments in unconsolidated entities	-	-	-	N/A	201	57	144	252.6%
Earnings (losses) from investments in unconsolidated entities	(1,319)	(704)	(615)	87.4%	(3,078)	(826)	(2,252)	272.6%
Total Revenues and Other Income	$20,358	$23,641	$(3,283)	-13.9%	$67,517	$68,994	$(1,477)	-2.1%

Total Revenues and Other Income comparison for the three months ended September 30, 2025 and 2024

Investment income. The decrease in investment income for the three months ended September 30, 2025 as compared to the same period in 2024 was due to the following factors:

•
A decrease of approximately $2.2 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $1.8 million in interest income from recent MRB advances;
•
A decrease of approximately $3.0 million in interest income due to recent GIL redemptions, offset by an increase of approximately $589,000 in interest income from recent GIL investments;
•
A decrease of approximately $328,000 in interest income due to lower interest rates on variable-rate MRBs;
•
A decrease of approximately $284,000 of investment income related to unconsolidated entities consisting of:
o
A decrease of approximately $723,000 of investment income due to certain investments meeting the maximum guaranteed preferred return during 2024 and 2025; and
o
An increase of approximately $439,000 in investment income related to preferred returns on equity contributions during 2024 and 2025.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the three months ended September 30, 2025 as compared to the same period in 2024 was primarily due to:

•
A net increase of approximately $1.0 million from overall higher average property loan, taxable MRB and taxable GIL investment balances of approximately $53.6 million; and
•
A decrease of approximately $169,000 in other interest income due to less interest earned on cash balances.

Other income. Other income for the three months ended September 30, 2025 and 2024 related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the three months ended September 30, 2025 as compared to the same period in 2024 is primarily due to general and administrative expenses at the Jessam at Hays Farm and non-capitalized interest expense at Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties have begun operations.

Total Revenues and Other Income comparison for the nine months ended September 30, 2025 and 2024

Investment income. Investment income increased slightly for the nine months ended September 30, 2025 as compared to the same period in 2024. The individual factors consisted of the following:

•
An increase of approximately $6.7 million in interest income from recent MRB advances, offset by a decrease of approximately $3.6 million in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $7.7 million in interest income due to recent GIL redemptions, offset by an increase of approximately $2.4 million in interest income from recent GIL investments;
•
A decrease of approximately $683,000 in interest income due to lower interest rates and accretion on certain MRBs;
•
An increase of approximately $3.0 million of investment income related to unconsolidated entities consisting of:
o
An increase of approximately $1.9 million of investment income due to a preferred return distribution from Vantage at Loveland in March 2025;
o
An increase of approximately $1.8 million of investment income related to preferred return recognized upon the sale of Vantage at Helotes in May 2025;
o
An increase of approximately $1.5 million in investment income related to preferred returns on equity contributions during 2024 and 2025; and
o
A decrease of approximately $2.2 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2024 and 2025.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to:

•
An increase of approximately $3.4 million from recent property loan, taxable MRB and taxable GIL investment advances, offset by a decrease of approximately $2.0 million due to recent property loan, taxable MRB and taxable GIL investment redemptions and principal repayments; and
•
A decrease of approximately $800,000 in other interest income due to less interest earned on cash balances.

Contingent interest income. Contingent interest income for the nine months ended September 30, 2025 related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025. There was no contingent interest income for the nine months ended September 30, 2024.

Other income. Other income for the nine months ended September 30, 2025 and 2024 related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates.

Gain on sale of real estate assets. There was no gain on sale of real estate assets for the nine months ended September 30, 2025. The gain on sale of real estate assets for the nine months ended September 30, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023.

Gain on sale of mortgage revenue bonds. There was no gain on sale for the nine months ended September 30, 2025. The gain on sale of mortgage revenue bond for the nine months ended September 30, 2024 related to the sale of the Brookstone MRB in May 2024.

Gain on sale of investments in unconsolidated entities. The gain on sale for the nine months ended September 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor and Vantage at Coventry sales that occurred in July 2022 and January 2023, respectively. The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2024 related to final settlement of the Vantage at Coventry and Vantage at Westover Hills sales that occurred in January 2023 and May 2022, respectively.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the nine months ended September 30, 2025 as compared to the same period in 2024 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and the Jessam at Hays Farm and non-capitalized interest expense at Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties have begun operations.

The following table compares our expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Expenses:
Provision for credit losses	534	(226)	760	N/A	9,415	(1,012)	10,427	N/A
Depreciation	1	6	(5)	-83.3%	8	18	(10)	-55.6%
Interest expense	13,140	15,489	(2,349)	-15.2%	41,501	44,191	(2,690)	-6.1%
Net result from derivative transactions	(100)	7,897	(7,997)	N/A	4,315	(256)	4,571	N/A
General and administrative	4,817	5,113	(296)	-5.8%	14,062	14,865	(803)	-5.4%
Total Expenses	$18,392	$28,279	$(9,887)	-35.0%	$69,301	$57,806	$11,495	19.9%

Total Expenses comparison for the three months ended September 30, 2025 and 2024

Provision for credit losses. The provision for credit losses for the three months ended September 30, 2025 includes an asset-specific allowance of approximately $596,000 related to the Opportunity South Carolina property loan. This asset-specific provision was partially offset by a decrease in our general allowance for credit losses from a decrease in the weighted average life of the remaining investment portfolio.

The decrease in the provision for credit losses for the three months ended September 30, 2024 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses.

Depreciation expense. Depreciation expense for the three months ended September 30, 2025 and 2024 related to furniture and equipment owned by the Partnership.

Interest expense. The decrease in interest expense for the three months ended September 30, 2025 as compared to the same period in 2024 was due primarily to the following factors:

•
A decrease of approximately $1.9 million due to lower average interest rates on debt financing; and
•
A decrease of approximately $486,000 due to a decrease in the average outstanding principal of our debt financing instruments of approximately $42.9 million.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(814)	$(1,798)
Unrealized (gains) losses on derivatives, net	714	9,695
Net result from derivative transactions	$(100)	$7,897

Realized gains on derivatives, net, decreased during the three months ended September 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, decreased during the three months ended September 30, 2025 as compared to the same period in 2024 due to generally more stable rates in 2025 as compared to 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the three months ended September 30, 2025 as compared to the same period in 2024 was primarily due to a decrease of approximately $281,000 in professional and consulting fees.

Total Expenses comparison for the Nine Months Ended September 30, 2025 and 2024

Provision for credit losses. The provision for credit losses for the nine months ended September 30, 2025 includes asset-specific allowances of approximately $1.2 million related to the Opportunity South Carolina property loan and approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB. These asset-specific provisions were partially offset by a decline in expected credit losses primarily due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses.

The decrease in the provision for credit losses for the nine months ended September 30, 2024 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses. The provision for credit losses for the nine months ended September 30, 2024 also includes the recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB.

Depreciation expense. Depreciation expense for the nine months ended September 30, 2025 and 2024 related to furniture and equipment owned by the Partnership.

Interest expense. The decrease in interest expense for the nine months ended September 30, 2025 as compared to the same period in 2024 was due to the following factors:

•
A decrease of approximately $4.6 million due to lower average interest rates on debt financing, net of cash receipts received on interest rate derivatives; and
•
An increase of approximately $2.0 million due to higher average principal outstanding of approximately $34.0 million.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(2,425)	$(5,137)
Unrealized (gains) losses on derivatives, net	6,740	4,881
Net result from derivative transactions	$4,315	$(256)

Realized gains decreased during the nine months ended September 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, increased during the nine months ended September 30, 2025 as compared to the same period in 2024 due to lower interest rates in 2025 and beyond as compared to forward market interest rates as of September 30, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to decreases of approximately $379,000 in employee compensation and benefits, and approximately $543,000 in professional and consulting fees. These decreases were partially offset by an increase of approximately $135,000 in administration fees paid to the General Partner due to higher assets under management.

Income Tax Expense for the three and nine months ended September 30, 2025 and 2024

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans and real estate assets. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and deferred a gain on sale of approximately $6.6 million. There was minimal taxable income for the Greens Hold Co for the three and nine months ended September 30, 2025 and 2024.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and nine months ended September 30, 2025 and 2024 (all per BUC amounts are presented giving effect to the BUCs Distributions on a retroactive basis for all periods presented):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,968,155	$(4,635,707)	$(1,776,547)	$11,190,810
Unrealized (gains) losses on derivatives, net	714,077	9,695,459	6,740,050	4,880,661
Depreciation expense	1,335	5,967	7,523	17,900
Provision for credit losses (1)	534,084	(226,000)	9,414,818	(843,000)
Amortization of deferred financing costs	345,384	360,349	1,114,080	1,187,700
Restricted unit compensation expense	747,560	564,699	1,486,882	1,455,581
Deferred income taxes	(1,023)	(951)	(785)	1,271
Redeemable Preferred Unit distributions and accretion	(1,029,641)	(741,476)	(2,819,969)	(2,250,194)
Tier 2 income allocable to the General Partner (2)	-	-	(92,852)	-
Recovery of prior credit loss (3)	(11,060)	(17,344)	51,164	(51,844)
Bond premium, discount and acquisition fee amortization, net of cash received	55,880	498,983	318,728	1,337,376
(Earnings) losses from investments in unconsolidated entities	1,320,297	704,096	3,049,867	825,652
Total CAD	$4,645,048	$6,208,075	$17,492,959	$17,751,913

Weighted average number of BUCs outstanding, basic	23,171,226	23,085,261	23,171,226	23,056,467
Net income (loss) per BUC, basic	$0.03	$(0.23)	$(0.21)	$0.38
Total CAD per BUC, basic	$0.20	$0.27	$0.75	$0.77
Cash Distributions declared, per BUC	$0.30	$0.37	$0.97	$1.108
BUCs Distributions declared, per BUC (4)	$-	$-	$-	$0.07

(1)
The adjustments reflect the change in allowances for credit losses under the CECL standard which requires the Partnership to update estimates of expected credit losses for its investment portfolio at each reporting date. Credit losses are not reported within CAD until such losses are realized. The provision for credit loss includes asset-specific provisions for credit losses for affordable multifamily investments totaling approximately $596,000 and $9.9 million for the three and nine months ended September 30, 2025, respectively. In connection with the final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB in July 2024, the Partnership recovered approximately $169,000 of its previously recognized allowance credit loss which is not included as an adjustment to net income in the calculation of CAD for the nine months ended September 30, 2024.

(2)
As described in Note 22 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner. Tier 2 income for the nine months ended September 30, 2025 related to the gain on sale of Vantage at Helotes and the premium received upon redemption of the Companion at Thornhill Apartments MRB. There was no Tier 2 income for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2024

(3)
The Partnership determined there was a recovery of previously recognized impairment recorded for the Live 929 Apartments Series 2022A MRB prior to the adoption of the CECL standard effective January 1, 2023. The Partnership is accreting the recovery of prior credit loss for this MRB into investment income over the term of the MRB consistent with applicable guidance. The accretion of recovery of value, net of adjustments, is presented as a reduction to current CAD as the original provision for credit loss was an addback for CAD calculation purposes in the period recognized.

(4)
The Partnership declared the First Quarter 2024 BUCs Distribution payable in the form of additional BUCs equal to $0.07 per BUC for outstanding BUCs as of the record date of March 28, 2024.

Portfolio Information

The following tables summarize occupancy and other information regarding the properties underlying our various investments. The narrative discussion that follows provides a brief operating analysis of each investment as of and for the nine months ended September 30, 2025 and 2024.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of September 30, 2025. Debt service on our MRBs for the non-consolidated stabilized properties was current as of September 30, 2025. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,		Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2025		2025	2024	2025	2024
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45		98%	93%	92%	102%
Courtyard	CA	108		100%	98%	92%	95%
Glenview Apartments	CA	88		95%	95%	88%	90%
Harden Ranch (4)	CA	100		97%	99%	94%	97%
Harmony Court Bakersfield	CA	96		98%	96%	94%	95%
Harmony Terrace	CA	136		98%	97%	123%	131%
Las Palmas II	CA	81		100%	100%	92%	98%
Montclair Apartments	CA	80		100%	98%	94%	99%
Montecito at Williams Ranch Apartments	CA	132		93%	98%	97%	109%
Montevista	CA	82		96%	99%	96%	105%
Ocotillo Springs	CA	75		97%	100%	99%	100%
San Vicente	CA	50		100%	100%	95%	97%
Santa Fe Apartments	CA	89		89%	97%	87%	97%
Seasons at Simi Valley	CA	69		99%	96%	113%	121%
Seasons Lakewood	CA	85		100%	99%	100%	109%
Seasons San Juan Capistrano	CA	112		100%	95%	97%	101%
Solano Vista	CA	96		96%	97%	87%	91%
Summerhill	CA	128		98%	96%	92%	98%
Sycamore Walk	CA	112		99%	100%	88%	94%
The Village at Madera	CA	75		99%	96%	101%	104%
Tyler Park Townhomes (4)	CA	88		98%	98%	100%	98%
Vineyard Gardens	CA	62		100%	98%	105%	105%
Wellspring Apartments	CA	88		92%	99%	103%	82%
Westside Village Market	CA	81		100%	99%	96%	98%
Handsel Morgan Village Apartments (5)	GA	45		100%	n/a	n/a	n/a
Renaissance	LA	208		87%	84%	80%	83%
Live 929 Apartments	MD	575		92%	90%	94%	78%
Jackson Manor Apartments	MS	60		100%	98%	94%	94%
Silver Moon (6)	NM	151		n/a	n/a	n/a	n/a
Village at Avalon	NM	240		96%	99%	91%	98%
Columbia Gardens (4)	SC	188		80%	86%	81%	88%
Village at River's Edge	SC	124		94%	90%	85%	92%
Willow Run (4)	SC	200		83%	87%	75%	89%
Avistar at Copperfield	TX	192		90%	96%	85%	89%
Avistar at the Crest	TX	200		83%	97%	81%	89%
Avistar at the Oaks	TX	156		79%	94%	69%	87%
Avistar at the Parkway	TX	236		69%	88%	66%	73%
Avistar at Wilcrest	TX	88		78%	90%	73%	84%
Avistar at Wood Hollow	TX	409		88%	86%	69%	77%
Avistar in 09	TX	133		84%	96%	81%	91%
Avistar on the Boulevard	TX	344		68%	82%	69%	77%
Avistar on the Hills	TX	129		77%	91%	67%	85%
Bruton Apartments	TX	264		76%	78%	45%	59%
Concord at Gulfgate	TX	288		87%	90%	80%	86%
Concord at Little York	TX	276		80%	83%	68%	77%
Concord at Williamcrest	TX	288		81%	91%	77%	84%
Crossing at 1415	TX	112		76%	85%	72%	84%
Decatur Angle	TX	302		90%	81%	67%	63%
Esperanza at Palo Alto	TX	322		90%	86%	67%	73%
Heights at 515	TX	96		79%	90%	77%	85%
Heritage Square	TX	204		74%	94%	71%	86%
Oaks at Georgetown	TX	192		95%	90%	60%	82%
15 West Apartments	WA	120		97%	99%	94%	98%

MRB Seniors Housing and Skilled Nursing Properties-Stabilized (3)
Village Point (7)	NJ	120	(7)	86%	85%	n/a	n/a

		8,420		87.8%	90.9%	80.8%	85.9%
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
(4)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of June 30, 2025.
(5)
Physical and economic occupancy information is not available for the periods indicated as the related investment was recently acquired or is otherwise unavailable.
(6)
The MRB is defeased and as such, the Partnership does not report property occupancy information.
(7)
Village Point is a skilled nursing property with 120 beds in 92 units. Physical occupancy is based on the daily average of beds occupied during the last month of the period. Economic occupancy is not reported for skilled nursing properties.

Comparison of the nine months ended September 30, 2025 and 2024

Physical occupancy as of September 30, 2025 decreased from the same period in 2024 due primarily to occupancy declines at various properties located in Texas - primarily in San Antonio and Houston. These markets have experienced large increases in the supply of available multifamily units in recent periods. Overall higher vacancy levels in these markets is putting pressure on leasing at the properties related to our MRBs. We observed new construction starts in these markets declined sharply starting in late 2023 in San Antonio and mid-2024 in Austin and we expect that occupancy will recover once available units are absorbed and new supply deliveries decline in the near term. The overall physical occupancy for Texas properties as of September 30, 2025 is slightly lower than physical occupancy as of June 30, 2025 due to these market factors. The borrowers are still current on MRB debt service. If there are continuing declines in operating results of the properties such that the borrowers are unable to make contractual principal and interest payments on our MRBs, we may receive forbearance requests or experience MRB defaults. We may choose to provide support to the borrowers through supplemental property loans to prevent such MRB defaults, which will be considered on a case-by-case basis. We will continue to monitor results and discuss property operations with the individual borrowers.

Economic occupancy for the nine months ended September 30, 2025 decreased from the same period in 2024 due primarily to decreases in rental revenue at various properties in Texas as a result of the declines in physical occupancy noted above. The overall economic occupancy for Texas properties as of September 30, 2025 is lower than June 30, 2025 due to downward pressure on rental rates from high local competition. Elsewhere, Willow Run reported a large decline in economic occupancy due to significant bad debts recognized in the first quarter of 2025. Such declines were partially offset by improving economic occupancy at Live 929 Apartments as a result of higher physical occupancy.

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

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2024. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 5.8% during the nine months ended September 30, 2025 as compared to the same period in 2024, which is higher than average historical annual rent increases. However, we observed a decrease in same-property net rental revenue of 0.3% during the nine months ended September 30, 2025 as compared to the same period in 2024 due to lower physical occupancy.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of September 30, 2025, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of September 30, 2025, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,		Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2025		2025	2024	2025	2024
MRB Multifamily Properties-Non Stabilized (3)
Residency at the Mayer (4)	CA	79		68%	n/a	n/a	n/a
MaryAlice Circle Apartments (4)	GA	98		81%	66%	68%	n/a
Woodington Gardens Apartments	MD	197		93%	94%	91%	92%
The Ivy Apartments	SC	212		83%	87%	57%	71%
The Park at Sondrio Apartments	SC	271		75%	77%	68%	59%
The Park at Vietti Apartments	SC	204		89%	94%	79%	71%
Windsor Shores Apartments	SC	176		83%	90%	80%	79%
Agape Helotes (4), (5)	TX	288		82%	n/a	84%	n/a
Aventine Apartments (4), (5)	WA	68		91%	91%	84%	n/a
The Safford (4)	AZ	200		100%	n/a	n/a	n/a
40rty on Colony - Series P (4)	CA	40		n/a	n/a	n/a	n/a
Residency at Empire (4)	CA	148		n/a	n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200		n/a	n/a	n/a	n/a
Village at Hanford Square (4)	CA	100		n/a	n/a	n/a	n/a
		2,281

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4)	MI	174	(6)	76%	n/a	n/a	n/a

GIL Multifamily Properties-Non Stabilized (3)
Poppy Grove I (4)	CA	147		99%	n/a	n/a	n/a
Poppy Grove II (4)	CA	82		89%	n/a	n/a	n/a
Poppy Grove III (4)	CA	158		47%	n/a	n/a	n/a
Sandy Creek Apartments	TX	140		99%	100%	96%	86%
		527

Grand total		2,982
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
(5)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of June 30, 2025.
(6)
Meadow Valley is a seniors housing property with 174 beds in 154 units.

As September 30, 2025, four MRB multifamily properties were under construction or recently acquired and have no operating metrics to report. Agape Helotes is continuing its conversion from market-rate units to rent-restricted units after purchase of the property by a non-profit entity in May 2025. The remaining nine MRB multifamily properties and one MRB seniors housing property are currently undergoing either or both rehabilitation and construction phases. Property manager changes have been implemented at The Park at Sondrio Apartments, The Park at Vietti Apartments and Windsor Shores Apartments in an effort to improve occupancy and overall performance in the near term.

As of September 30, 2025, Poppy Grove I, Poppy Grove II, and Poppy Grove III have substantially completed construction and are in lease-up. Sandy Creek Apartments stabilized and was redeemed in October 2025.

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

					Physical Occupancy (1) as of September 30,
Property Name	State	Construction Completion Date	Planned Number of Units		2025	2024	Revenue for the three months ended September 30, 2025 (2)	Sale Date	Per-unit Sale Price
Most Recent Property Sales
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	n/a	n/a	June 2023	174,000
Vantage at Tomball	TX	April 2022	n/a		n/a	n/a	n/a	January 2025	148,000
Vantage at Helotes	TX	November 2022	n/a		n/a	n/a	n/a	May 2025	170,000

Operating Properties
Vantage at Fair Oaks	TX	May 2023	288		93%	90%	$1,083,742	n/a	n/a
Vantage at Hutto	TX	December 2023	288		87%	94%	1,063,810	n/a	n/a
Vantage at McKinney Falls	TX	July 2024	288		82%	46%	870,755	n/a	n/a
Vantage at Loveland	CO	October 2024	288		90%	28%	1,067,560	n/a	n/a
Freestone Cresta Bella	TX	November 2024	296		69%	2%	765,999	n/a	n/a
Valage Senior Living Carson Valley	NV	April 2025	102	(3)	58%	n/a	1,275,524	n/a	n/a
Freestone Greenville	TX	September 2025	300		13%	n/a	93,091	n/a	n/a

Properties Under Construction
The Jessam at Hays Farm	AL	n/a	318		6%	n/a	29,971	n/a	n/a
Freestone Ladera	TX	n/a	288		1%	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (4)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a

			3,040
(1)
Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)
Revenue is attributable to the property underlying the Partnership’s equity investment and is not included in the Partnership's income.
(3)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(4)
The property is reported as a consolidated VIE as of September 30, 2025 (see Note 3 to the Partnership’s condensed consolidated financial statements).

Vantage at Hutto occupancy declined from the prior year due to the loss of a corporate tenant. The property management team is working to lease the now vacant units.

Vantage at McKinney Falls, Vantage at Loveland, Freestone Cresta Bella, Valage Senior Living Carson Valley, and Freestone Greenville have completed construction and commenced leasing activities in March 2024, May 2024, September 2024, April 2025, and April 2025, respectively. All properties achieving increasing occupancy during the third quarter.

The Jessam at Hays Farm and Freestone Ladera are nearing construction completion and began leasing activities in April 2025 and July 2025, respectively.

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

The following table compares operating results for the Affordable Multifamily Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Affordable Multifamily Investments
Total revenues	$19,653	$22,201	$(2,548)	-11.5%	$59,872	$62,194	$(2,322)	-3.7%
Expenses:
Provision for credit losses	536	(228)	764	-335.1%	9,411	(1,229)	10,640	-865.7%
Depreciation expense	1	6	(5)	-83.3%	8	18	(10)	-55.6%
Interest expense	11,674	13,931	(2,257)	-16.2%	36,764	40,553	(3,789)	-9.3%
Net result from derivative transactions	(61)	6,672	(6,733)	-100.9%	3,552	(379)	3,931	-1037.2%
General and administrative expenses	4,817	5,113	(296)	-5.8%	14,062	14,865	(803)	-5.4%
Total expenses	16,967	25,494	(8,527)	-33.4%	63,797	53,828	9,969	18.5%
Other income:
Gain on sale of mortgage revenue bonds	-	-	-	N/A	-	1,013	(1,013)	N/A
Earnings (losses) from investments in unconsolidated entities	1	-	1	N/A	(28)	-	(28)	N/A
Segment net income (loss)	$2,687	$(3,293)	$5,980	-181.6%	$(3,953)	$9,379	$(13,332)	-142.1%

Comparison of the Three Months Ended September 30, 2025 and 2024

Total revenues decreased for the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to:

•
A decrease of approximately $2.2 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $1.6 million in interest income from recent MRB advances;
•
A decrease of approximately $3.0 million in interest income due to recent GIL redemptions, offset by an increase of approximately $589,000 in interest income from recent GIL investments;
•
An increase of approximately $1.0 million in other interest income from higher average property loan, taxable MRB and taxable GIL investment balances of approximately $53.4 million;
•
A decrease of approximately $328,000 in interest income due to lower interest rates on variable-rate MRBs; and
•
A decrease of approximately $169,000 in other interest income due to less interest earned on cash balances.

The provision for credit losses for the three months ended September 30, 2025 includes an asset-specific allowance of approximately $596,000 related to the Opportunity South Carolina property loan. This asset-specific provision was partially offset by a decrease in our general allowance for credits losses from a decrease in the weighted average life of the remaining investment portfolio.

The decrease in the provision for credit losses for the three months ended September 30, 2024 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses.

Total interest expense decreased for the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to:

•
A decrease of approximately $1.5 million due to lower average interest rates on our debt financings; and
•
An decrease of approximately $778,000 due to an decrease in the average outstanding principal of our debt financing instruments of approximately $51.6 million.

Net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(724)	$(1,622)
Unrealized (gains) losses on derivatives, net	663	8,294
Net result from derivative transactions	$(61)	$6,672

Realized gains on derivatives, net, decreased during the three months ended September 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, decreased during the three months ended September 30, 2025 as compared to the same period in 2024 due to generally more stable market interest rates in 2025 as compared to 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

The decrease in general and administrative expenses for the three months ended September 30, 2025 as compared to the same period in 2024 was primarily due to a decrease of approximately $281,000 in professional and consulting fees.

Earnings (losses) from investments in unconsolidated entities represent our proportionate share of net loss of the Construction Lending JV for the period. The Construction Lending JV began activities in April 2025.

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the three months ended September 30, 2025 and 2024. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Three Months Ended September 30,
	2025			2024
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$921,108	$14,344	6.2%	$916,725	$15,319	6.7%	(1)
Governmental issuer loans	121,858	2,122	7.0%	217,519	4,549	8.4%
Property loans	48,361	912	7.5%	54,152	1,007	7.4%
Other investments	82,820	1,566	7.6%	23,622	429	7.3%
Total interest-earning assets	$1,174,147	$18,944	6.5%	$1,212,018	$21,304	7.0%
Other income		270			289
Non-investment income		439			608
Total revenues		$19,653			$22,201

Interest-bearing liabilities:
Lines of credit	$975	$47	19.3%	$7,513	$185	9.8%
Fixed TEBS financing	225,634	2,250	4.0%	237,776	2,381	4.0%
Fixed TEBS Residual financing	47,303	846	7.2%	61,164	1,096	7.2%
Variable TEBS financing	-	-	N/A	65,775	761	4.6%
Fixed 2024 PFA Securitization Financing	57,683	702	4.9%	-	-	N/A
Fixed Term TOB financing	-	-	N/A	12,677	201	6.3%
Variable TOB financing	645,631	7,533	4.7%	643,943	9,020	5.6%
Realized gains on interest rate swaps, net	N/A	(724)	N/A	N/A	(1,636)	N/A
Total interest-bearing liabilities	$977,226	$10,654	4.4%	$1,028,848	$12,008	4.7%
Net interest spread (2)		$8,290	2.8%		$9,296	3.1%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		11,378			13,644
Amortization of deferred finance costs		296			287
Total interest expense		$11,674			$13,931
(1)
Interest income includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024. Excluding this item, the average interest rate was 6.2%.
(2)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized (gains) losses on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the three months ended September 30, 2025 and 2024, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended September 30, 2025 vs. 2024
	Total Change	Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(975)	$73	$(1,048)	(1)
Governmental issuer loans	(2,427)	(2,001)	(426)
Property loans	(95)	(108)	13
Other investments	1,137	1,075	62
Total interest-earning assets	$(2,360)	$(961)	$(1,399)

Interest-bearing liabilities:
Lines of credit	$(138)	(161)	23
Fixed TEBS financing	(131)	(131)	-
Fixed TEBS Residual financing	(250)	(250)	-
Variable TEBS financing	(761)	(761)	-
Fixed 2024 PFA Securitization Financing	702	702	-
Fixed Term TOB financing	(201)	(201)	-
Variable TOB financing	(1,487)	24	(1,511)
Realized gains on interest rate swaps, net	912	N/A	912
Total interest-bearing liabilities	$(1,354)	$(778)	$(576)
Net interest spread change	$(1,006)	$(183)	$(823)
(1)
The average change attributable to rate includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Total revenues decreased for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to:

•
An increase of approximately $6.0 million in interest income from recent MRB advances, offset by a decrease of approximately $3.6 million in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $7.7 million in interest income due to recent GIL redemptions, offset by an increase of approximately $2.4 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $1.1 million in other interest income from higher average property loan, taxable MRB and taxable GIL investment balances of approximately $20.3 million;
•
An increase of approximately $774,000 in other income related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates;
•
An increase of approximately $208,000 in contingent interest income related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025;
•
A decrease of approximately $683,000 in interest income due to lower interest rates on variable-rate MRBs and accretion on certain MRBs; and
•
A decrease of approximately $800,000 in other interest income due to less interest earned on cash balances.

The provision for credit losses for the nine months ended September 30, 2025 includes an asset-specific allowance of approximately $1.2 million related to the Opportunity South Carolina property loan and approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB. These asset-specific provisions were partially offset by a decline in our general allowance for credit losses primarily due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses.

The decrease in the provision for credit losses for the nine months ended September 30, 2024 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses. The provision for credit losses for the nine months ended September 30, 2024 also includes the recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB.

Interest expense decreased for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to:

•
A decrease of approximately $4.2 million due to lower average interest rates on debt financing, net of cash receipts received on interest rate derivatives; and
•
An increase of approximately $419,000 due to an increase in the average outstanding principal of our debt financing instruments of approximately $4.9 million.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(2,165)	$(4,680)
Unrealized (gains) losses on derivatives, net	5,717	4,301
Net result from derivative transactions	$3,552	$(379)

Realized gains decreased during the nine months ended September 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, increased during the nine months ended September 30, 2025 as compared to the same period in 2024 due to lower market interest rates in 2025 and beyond as compared to forward market interest rates as of September 30, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

The decrease in general and administrative expenses for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to decreases of approximately $379,000 in employee compensation and benefits, and approximately $543,000 in professional and consulting fees. These decreases were partially offset by an increase of approximately $135,000 in administration fees paid to the General Partner due to higher assets under management.

There was no gain on sale of mortgage revenue bond for the nine months ended September 30, 2025. The gain on sale of mortgage revenue bond for the nine months ended September 30, 2024 related to the sale of the Brookstone MRB in May 2024.

Earnings (losses) from investments in unconsolidated entities represent our proportionate share of net loss of the Construction Lending JV for the period. The Construction Lending JV began activities in April 2025.

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the nine months ended September 30, 2025 and 2024. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Nine Months Ended September 30,
	2025			2024
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$933,736	$43,261	6.2%	$882,586	$41,523	6.3%	(1)
Governmental issuer loans	145,579	7,792	7.1%	212,081	13,110	8.2%
Property loans	45,375	2,309	6.8%	67,827	3,690	7.3%
Other investments	66,693	3,752	7.5%	23,985	1,295	7.2%
Total interest-earning assets	$1,191,383	$57,114	6.4%	$1,186,479	$59,618	6.7%
Contingent interest income		208			-
Other income		1,229			455
Non-investment income		1,321			2,121
Total revenues		$59,872			$62,194

Interest-bearing liabilities:
Lines of credit	$7,096	$388	7.3%	$7,145	$478	8.9%
Fixed TEBS Financing	231,771	6,989	4.0%	238,572	7,165	4.0%
Fixed TEBS Residual Financing	50,229	2,712	7.2%	61,271	3,292	7.2%
Variable TEBS Financing	-	-	N/A	66,116	2,367	4.8%
Fixed 2024 PFA Securitization Transaction	68,021	2,540	5.0%	-	-	N/A
Fixed term TOB trust financing	-	-	N/A	12,704	419	4.4%
Variable TOB trust financing	644,161	23,210	4.8%	610,524	25,852	5.6%
Realized gains on interest rate swaps, net	N/A	(2,165)	N/A	N/A	(4,694)	N/A
Total interest-bearing liabilities	$1,001,278	$33,674	4.5%	$996,332	$34,879	4.7%
Net interest spread (2)		$23,440	2.6%		$24,739	2.8%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		35,839			39,573
Amortization of deferred finance costs		925			980
Total interest expense		$36,764			$40,553
(1)
Interest income includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024. Excluding this item, the average interest rate was 6.1%.
(2)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized gains (losses) on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the nine months ended September 30, 2025 and 2024, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Nine Months Ended September 30, 2025 vs. 2024
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$1,738	$2,406	$(668)	(1)
Governmental issuer loans	(5,318)	(4,111)	(1,207)
Property loans	(1,381)	(1,221)	(160)
Other investments	2,457	2,306	151
Total interest-earning assets	$(2,504)	$(620)	$(1,884)

Interest-bearing liabilities:
Lines of credit	$(90)	$(3)	$(87)
Fixed TEBS Financing	(176)	(176)	-
Fixed TEBS Residual Financing	(580)	(580)	-
Variable TEBS Financing	(2,367)	(2,367)	-
Fixed 2024 PFA Securitization Transaction	2,540	2,540	-
Fixed term TOB trust financing	(419)	(419)	-
Variable TOB trust financing	(2,642)	1,424	(4,066)
Realized gains on interest rate swaps, net	2,529	N/A	2,529
Total interest-bearing liabilities	$(1,205)	$419	$(1,624)
Net interest spread change	$(1,299)	$(1,039)	$(260)
(1)
The average change attributable to rate includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024.

Operational Matters

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs and we have received no requests for forbearance of contractual debt service payments as of September 30, 2025. However, we have recorded asset-specific provisions for credit losses for affordable multifamily investments totaling approximately $9.9 million for the nine months ended September 30, 2025. The provisions for credit losses related to The Park at Sondrio. The Park at Vietti, and the Windsor Shorts Apartments MRBs and taxable MRBs totaling approximately $8.7 million. We also recorded an asset-specific provision for credit loss of approximately $1.2 million for funds loaned to Opportunity South Carolina as property support loans for The Park at Sondrio and The Park at Vietti MRB properties. The underlying properties were acquired by Opportunity South Carolina, a non-profit entity, in December 2022 and January 2023. The properties underwent rehabilitation and converted from market rate operations under their previous ownership to rent-restricted affordable properties. The rehabilitation of each property has been completed, and each property is working to stabilize operations by the first quarter of 2026, which is the deadline for stabilization under the MRBs. Property operating results have not met the originally underwritten levels and collateral values are less than originally expected. We are in active discussions with the owners about opportunities to improve property operations and refinance the outstanding debt. In the event of a default on the MRBs, the Partnership may foreclose the properties and either continue operating under current rent restrictions or convert the properties back to market rate operations.

Our sole student housing property securing an MRB, Live 929 Apartments, was 92% occupied as of September 30, 2025, and is current on MRB debt service. The 2025-2026 academic year has begun and occupancy and rental rates are consistent with the prior year. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. The property is expected to pay all operating expenses and debt service from operating cash flows for the 2025-2026 academic year.

Construction is complete at three of the four properties securing our GILs and taxable GILs, with Poppy Grove III being nearly complete. All underlying affordable multifamily properties had commenced leasing operations as of September 30, 2025. The properties have not experienced any material supply chain disruptions for either construction materials or labor. The Sandy Creek Apartments GIL was redeemed at par in October 2025. Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. The Freddie Mac forward commitment includes a forward committed interest rate that was set at the original closing of the GIL, with many committed rates being well below current market interest rates. Such forward committed rates significantly reduce refinance risk and incentivize borrowers to convert to the Freddie Mac loan to realize interest savings.

We own various MRBs and taxable MRBs that finance the construction or rehabilitation of affordable multifamily properties. We regularly monitor construction progress at the underlying properties and have noted no material cost overruns or supply chain disruptions for either construction materials or labor. Borrowers for all such MRBs are current on debt service as of September 30, 2025. In many instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default.

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

As of September 30, 2025, we owned two MRBs with aggregate outstanding principal of $65.5 million, with an outstanding commitment to provide additional funding of $1.5 million on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 174 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. As of September 30, 2025, the Partnership also had a property loan with a principal balance of $7.3 million used to facilitate the purchase of a portfolio of nine essential healthcare support buildings located in eastern Pennsylvania. The loan is subordinate to the senior debt of the borrower and secured by a first priority security interest in master lease payments guaranteed by an investment grade healthcare system.

The following table compares the operating results for the Seniors and Skilled Nursing Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$1,245	$1,081	$164	15.2%	$3,719	$2,649	$1,070	40.4%
Expenses:
Provision for credit losses	(2)	2	(4)	-200.0%	4	217	(213)	-98.2%
Interest expense	662	666	(4)	-0.6%	2,028	1,730	298	17.2%
Net result from derivative transactions	(39)	1,225	(1,264)	-103.2%	763	124	639	515.3%
Total expenses	621	1,893	(1,272)	-67.2%	2,795	2,071	724	35.0%
Segment net income	$624	$(812)	$1,436	-176.8%	$924	$578	$346	59.9%

Comparison of the Three Months Ended September 30, 2025 and 2024

Total revenues increased for the three months ended September 30, 2025 as compared to the same period in 2024 due to higher average principal balances of approximately $9.0 million.

The recovery of provision for credit losses was minimal for the three months ended September 30, 2025 and 2024.

Interest expense decreased for the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to:

•
A decrease of approximately $131,000 due to lower average interest rates on debt financing; and
•
An increase of approximately $127,000 due to an increase in the average outstanding principal of our debt financing instruments of approximately $8.9 million.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(90)	$(176)
Unrealized (gains) losses on derivatives, net	51	1,401
Net result from derivative transactions	$(39)	$1,225

Realized gains on derivatives, net, decreased during the three months ended September 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, decreased during the three months ended September 30, 2025 as compared to the same period in 2024 due to generally more stable market interest rates in 2025 as compared to 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Total revenues increased for the nine months ended September 30, 2025 as compared to the same period in 2024 due to higher average principal balances of approximately $17.2 million.

The provision for credit losses for the nine months ended September 30, 2025 was minimal. The provision for credit losses for the nine months ended September 30, 2024 related to the initial allowance for credit loss for a new property loan investment during 2024.

Interest expense increased for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to:

•
An increase of approximately $622,000 due to an increase in the average outstanding principal of our debt financing instruments of approximately $14.5 million; and
•
A decrease of approximately $324,000 due to lower average interest rates on debt financing.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Realized (gains) losses on derivatives, net	$(260)	$(456)
Unrealized (gains) losses on derivatives, net	1,023	580
Net result from derivative transactions	$763	$124

Realized gains decreased during the nine months ended September 30, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, increased during the nine months ended September 30, 2025 as compared to the same period in 2024 due to lower market interest rates in 2025 and beyond as compared to forward market interest rates as of September 30, 2024. See the “Executive Summary” section of this Item 2 for additional discussion.

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

As noted in the “Executive Summary” section in this Item 2, because of the challenges in the market rate multifamily markets, we will be implementing a strategy to reduce our capital allocation to market rate multifamily JV Equity Investments going forward. We and the respective managing members will manage the remaining portfolio of market rate multifamily investments to maximize sales prices and returns to the extent possible, with our return of capital from the sale of these investments to be redeployed into primarily MRB investments.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$779	$1,063	$(284)	-26.7%	$6,802	$3,842	$2,960	77.0%
Expenses:
Interest expense	804	892	(88)	-9.9%	2,708	1,908	800	41.9%
Other income:
Gain on sale of investments in unconsolidated entities	-	-	-	-100.0%	201	57	144	252.6%
Earnings (losses) from investments in unconsolidated entities	(1,320)	(704)	(616)	87.5%	(3,050)	(826)	(2,224)	269.2%
Segment net income	$(1,345)	$(533)	$(812)	152.3%	$1,245	$1,165	$80	6.9%

Comparison of the Three Months Ended September 30, 2025 and 2024

The decrease in total revenues for the three months ended September 30, 2025 as compared to the same period in 2024 was primarily due to the following:

•
A decrease of approximately $723,000 of investment income due to certain investments meeting the maximum guaranteed preferred return during 2024 and 2025; and
•
An increase of approximately $439,000 in investment income related to preferred returns on equity contributions during 2024 and 2025.

Interest expense for the three months ended September 30, 2025 and 2024 is related to our General LOC that is primarily secured by the JV Equity Investments. The slight decrease in interest expense is primarily due to lower average outstanding balances.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the three months ended September 30, 2025 as compared to the same period in 2024 is primarily due to general and administrative expenses at the Jessam at Hays Farm and non-capitalized interest expense at Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties have begun operations.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The increase in total revenues for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to the following:

•
An increase of approximately $1.9 million of investment income due to a preferred return distribution received from Vantage at Loveland in March 2025;
•
An increase of approximately $1.8 million of investment income related to preferred return recognized upon the sale of Vantage at Helotes in May 2025;
•
An increase of approximately $1.5 million in investment income related to preferred returns on equity contributions during 2024 and 2025; and
•
A decrease of approximately $2.2 million of investment income due to certain investments meeting the maximum guaranteed preferred return during 2024 and 2025.

Interest expense for the nine months ended September 30, 2025 and 2024 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to higher average outstanding balances.

The gain on sale for the nine months ended September 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor and Vantage at Coventry sales that occurred in July 2022 and January 2023, respectively. The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2024 related to final settlement of the Vantage at Coventry and Vantage at Westover Hills sales that occurred in January 2023 and May 2022, respectively.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Such investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the nine months ended September 30, 2025 as compared to the same period in 2024 is primarily due to general and administrative expenses at Valage Senior Living Carson Valley and the Jessam at Hays Farm and non-capitalized interest expense at Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties have begun operations.

Sales Activity

The leasing market pressures noted in the “Executive Summary” section of this Item 2 and further discussed below have made it more difficult for the respective managing members of our stabilized JV Equity Investments to sell stabilized properties, resulting in longer than expected investment holding periods and lower sales prices than in 2022 and 2023. In addition, less available and more expensive debt capital has had pronounced effects on capital markets, making property acquisitions by potential buyers harder to finance. Accordingly, we have observed increasing capitalization rates in recent periods resulting in lower property valuations. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale and is dependent on the sales prices of the related properties. There were no JV Equity Investment property sales in 2024 and we have recognized significantly less investment income and gains on sale of JV Equity Investments in 2025 as compared to 2022 and 2023. After the current peak in new supply peaks, we expect net rents and occupancy to increase, capitalization rates to decline, and property valuations to increase. Such a recovery is subject to various macroeconomic and local market conditions.

Though our returns on JV Equity Investments may be lower in the near-term, we have not recorded any impairment reserves or losses on our portfolio of JV Equity Investments to date based on our internal assessments of individual investments.

Recently, the Vantage at Loveland property located in Loveland, CO was publicly listed for sale at the direction of the property-owning entity’s managing member. Consistent with past Vantage property sales, the managing member controls the listing and sales process under the terms of the property-owning entity’s operating agreement, with the Partnership entitled to certain net proceeds upon the successful completion of the sale of the property.

Two of our JV Equity Investment properties were sold in 2025 by the respective managing members. In January 2025, the managing member of Vantage at Tomball sold the property to a third-party. We received gross proceeds of approximately $14.2 million upon sale, inclusive of the return of our capital contributions and accrued preferred return. We did not recognize any gain or loss on the transaction in the first quarter. The return for Vantage at Tomball was lower than past JV Equity Investments due to rising insurance costs in the Houston metropolitan area as well as the higher interest rate environment in recent years.

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

The managing members of Vantage at Hutto and Vantage at Fair Oaks each previously listed the properties for sale. However, neither sale has closed and the listings have been withdrawn due to recent uncertain multifamily market dynamics in Texas.

Property Operations & Construction

The “Portfolio Information” section in this Item 2 contains various occupancy and other operational information relating to the JV Equity Investments. Of our 11 current JV Equity Investments (inclusive of Vantage at San Marco), 7 have completed construction, 2 are under construction, and 2 are in the planning stage.

As noted in the “Executive Summary” section of this Item 2, current market dynamics related to our JV Equity Investments are challenging. The San Antonio, TX, Austin, TX, and Huntsville, AL markets experienced record new multifamily unit supply in recent years, peaking in 2024. Rental rates and occupancy have declined as these markets absorb new units, which is putting downward pressure on leasing velocity and net operating income for these properties. We expect rental rates and occupancy to remain under pressure throughout 2025, but expect this trend to reverse in 2026 due to very limited new construction starts in late 2024 and 2025.

We do not see these same challenges for market rate senior housing JV Equity Investments, like our investment in Valage Senior Living Carson Valley. We believe market rate seniors housing industry trends, potential resident demographics, and expected returns remain encouraging.

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

The construction loans associated with our JV Equity Investments typically have variable interest rates, so we regularly monitor interest costs in comparison to capitalized interest reserves in each property’s development budget and available construction budget contingency balances. Though original development budgets were sized to incorporate potential interest rate increases, the pace of interest rate increases in 2023 and 2024 has caused actual interest costs during construction to exceed original budgets. We have noted that some properties that are complete or nearing construction completion are incurring interest costs that exceed capitalized interest reserves, and such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments. In addition, high levels of new unit supply and declining market rents in certain local markets has prolonged the lease-up phase of certain properties such that operating cash flows are insufficient to pay all debt service. Under the operating agreements, if additional capital is required, the parties to the JV Equity Investment will mutually agree on how to fund additional capital. From January 2024 through October 2025, we agreed to advance additional net equity totaling $9.3 million across six JV Equity Investments to cover primarily additional interest costs and certain property taxes and operating expenses. We may advance additional equity to certain JV Equity Investments during the remainder of 2025 and in 2026 though the ultimate amount is uncertain. The amount of such additional funding, if any, will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. We plan to contribute additional funds from unrestricted cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

Between December 2024 and September 2025, the managing members of Vantage at McKinney Falls, Vantage at Hutto, and Vantage at Loveland refinanced the construction loans at each property, which resulted in lower variable interest rates of over 100 basis points for each loan. The Vantage at Loveland refinancing resulted in additional loan proceeds, of which approximately $7.9 million were distributed to the Partnership. The distribution resulted in recognition of approximately $2.2 million of investment income in the first quarter of 2025. In June 2025, the managing member of Freestone Greenville refinanced the construction loan at the property and distributed approximately $1.8 million to the Partnership.

MF Properties Segment

As of September 30, 2025, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment.

There was a gain on sale of real estate assets of approximately $64,000 for the nine months ended September 30, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023. There was minimal income tax expense and no other operating results to report for the MF Properties segment for three and nine months ended September 30, 2025 and 2024.

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

Unrestricted Cash on Hand

As of September 30, 2025, we reported unrestricted cash on hand of approximately $36.2 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $6.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investment Assets

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of September 30, 2025. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution. In March 2025, we received approximately $7.9 million of distributions from Vantage at Loveland from additional loan proceeds received by the property upon refinancing of its construction loan. In June 2025, we received approximately $1.8 million of distributions from Freestone Greenville from additional loan proceeds received by the property upon refinancing of its construction loan.

Receipt of operating cash from our investments in MRBs, taxable MRBs, and JV Equity Investments is dependent upon the generation of net cash flows at multifamily properties that underlie these investments. These underlying properties are subject to risks usually associated with direct investments in multifamily real estate, which include (but are not limited to) reduced occupancy, tenant defaults, falling rental rates, and increasing operating expenses.

Receipt of operating cash from our investments in GILs, taxable GILs, and construction financing and mezzanine property loans is dependent on the availability of funds in the original development budgets. The elevated interest rate environment experienced in recent years continues to result in higher interest costs for properties with variable rate construction financing. We regularly monitor capitalized interest costs in comparison to capitalized interest reserves in the property’s development budget, available construction cost contingencies balances, and the funding of certain equity commitments by the owners of the underlying property. The developers may also make cash payments to pay interest due to avoid claims under their payment and completion guaranties.

Secured Lines of Credit

We maintain a General LOC with a commitment of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional

$10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of September 30, 2025. There was a balance of $40.5 million outstanding on the General LOC and approximately $9.5 million was available to be drawn as of September 30, 2025. The General LOC has a maturity date of June 2027, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain an Acquisition LOC with a commitment of up to $80.0 million that may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans), or master lease agreements guaranteed by investment grade tenants. Advances on the Acquisition LOC are generally due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of September 30, 2025. There was a balance of $1.0 million outstanding on the Acquisition LOC and approximately $79.0 million was available to be drawn as of September 30, 2025. The Acquisition LOC has a maturity date of June 2027, with two one-year extension options, subject to certain terms and conditions.

Proceeds from the Redemption or Sale of Assets

We may, from time to time, experience redemptions of or execute sales of our investments in MRBs, GILs, property loans, and JV Equity Investments consistent with our strategic plans. Borrowers on certain of our MRBs, GILs, and property loans have the right to prepay amounts outstanding prior to contractual maturity which would result in the return of our capital, net of repayment of the related leverage.

All GIL investments have maturity dates within the next 12 months, which are committed to be purchased by Freddie Mac, through a servicer, or repaid by the borrower on or before the maturity at prices equal to the principal outstanding plus accrued interest. Such proceeds will be primarily used to repay our related debt financing, with residual proceeds available to us for general use. For the period from January to October 2025, five GILs and one related property loan were redeemed at par plus accrued interest. These redemptions resulted in gross principal receipts of approximately $136.8 million, of which $114.3 million was used to repay the related debt financings. We regularly monitor the progress of the underlying properties and the likelihood of redemption upon maturity and currently have no concerns regarding repayment. Borrowers may request extensions of GIL maturity dates which are contingent upon our approval, payment of an extension fee, and obtaining an approval of Freddie Mac to extend the maturity date of the forward purchase commitment.

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

Our JV Equity Investments are passive in nature and decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends. The completion of sale is dependent on the identification of a buyer and at a price deemed acceptable by the joint venture partner and the Partnership. Once a buyer is selected, the period for negotiation of the sales contract, buyer due diligence, and satisfaction of closing requirements can range from two to six months. We are entitled to proceeds upon the sales of JV Equity Investments in accordance with the terms of the entity operating agreement. In January 2025, Vantage at Tomball was sold by the managing member with gross proceeds to the Partnership totaling approximately $14.2 million. In May 2025, Vantage at Helotes was sold by the managing member with gross proceeds to the Partnership totaling approximately $17.1 million, before consideration of the Partnership’s purchase of a portion of MRBs issued to finance the sale of the property.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured lines of credit. We may obtain leverage for these investments by posting the investments as security. As of September 30, 2025, our primary unleveraged assets were certain MRBs and taxable MRBs with outstanding principal totaling approximately $10.4 million.

Issuances of Debt Securities, BUCs, Series A-1 Preferred Units or Series B Preferred Units

We may, from time to time, issue additional BUCs, Preferred Units, or debt securities, in one or more offerings, at prices or quantities that are consistent with our strategic goals. In December 2022, the Partnership's Shelf Registration Statement was declared effective by the SEC under which the Partnership may, from time to time, offer and sell BUCs, Preferred Units, or debt securities, in one or more offerings, with a maximum aggregate offering price of $300.0 million. Debt securities issued under the Shelf Registration Statement may be senior or subordinate obligations of the Partnership. The Shelf Registration Statement will expire in December 2025. In October 2025, we filed a new Form S-3 shelf registration statement with the SEC, which will allow the Partnership to issue up to an aggregate of $200.0 million of BUCs, Preferred Units, and debt securities from time to time, in one or more offerings. The new shelf registration statement has not yet become effective and, upon its effectiveness, will replace the existing Shelf Registration Statement.

In March 2024, we entered into a Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as Agents, pursuant to which the Partnership may offer and sell, from time to time through or to the Agents, BUCs having an aggregate offering price of up to $50.0 million. As of September 30, 2025, we have sold 92,802 BUCs for gross proceeds of $1.5 million under the Sales Agreement to date.

We have one registration statement on Form S-3 covering the offering of Series B Preferred Units that has been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offering:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of October 31, 2025	Remaining Units Available to Issue as of October 31, 2025
Series B	September 2024	September 2027	$10.00	5.75%	Sixth anniversary	2,500,000	7,500,000	(1)

(1)
The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued.

In March 2025, we issued 2,000,000 Series B Preferred Units to an existing investor for gross proceeds of $20.0 million. In October 2025, we issued 500,000 Series B Preferred Units to a new investor for gross proceeds of $5.0 million.

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

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on many factors including, but not limited to, our market outlook, general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of September 30, 2025:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Commitment	Remaining Commitment as of September 30, 2025	Remainder of 2025	2026	2027	Interest Rate	Related Debt Financing (2)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$1,500,000	$1,500,000	$-	$-	6.25%	Variable TOB
Residency at Empire Series BB-4	December 2022	December 2040	47,000,000	5,850,000	5,850,000	-	-	6.45% (4)	Variable TOB
Subtotal			91,000,000	7,350,000	7,350,000	-	-

Taxable Mortgage Revenue Bonds
Residency at Empire Series BB-T	December 2022	December 2025 (3)	$9,404,500	$8,404,500	$8,404,500	$-	$-	7.45%	Variable TOB
Gateway and Yarbrough Predevelopment Project	June 2025	July 2026	2,000,000	1,200,000	-	1,200,000	-	9.00%	N/A
Triangle Square Predevelopment Project	July 2025	July 2026	9,300,000	3,300,000	3,000,000	300,000	-	9.00%	N/A
Subtotal			20,704,500	12,904,500	11,404,500	1,500,000	-

Property Loans
Sandoval Flats	November 2024	December 2027 (3)	$29,846,000	$28,846,000	$-	$24,150,000	$4,696,000	7.48%	(5)

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	$-	N/A	N/A
Freestone Greeley (7)	October 2022	N/A	16,035,710	10,562,345	10,562,345	-	-	N/A	N/A
Subtotal			25,950,239	19,506,259	19,506,259	-	-

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (3)	$21,921,000	$21,921,000	$-	$-	$21,921,000	6.875%	N/A

Total Commitments			$189,421,739	$90,527,759	$38,260,759	$25,650,000	$26,617,000

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
(5)
All draws to date were funded with proceeds from the Acquisition LOC. The Partnership expects to sell the related investment into the Construction Lending JV in the future.
(6)
The property became a consolidated VIE effective during the fourth quarter of 2021.
(7)
A development site has been identified, and land has been acquired for these properties. The Partnership’s joint venture partners are evaluating the highest and best use for the development sites as of September 30, 2025, which may include a sale of the land or the commencement of construction. The timing of any funding commitment is uncertain and the Partnership’s remaining funding commitment will be terminated if the land is sold.

We are also committed to fund 10% of the capital for the Construction Lending JV with the remainder to be funded by third-party investors with each party contributing its proportionate capital contributions upon funding of future investments. Our capital will be contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. Our maximum remaining capital commitment to the Construction Lending JV is approximately $14.7 million as of October 31, 2025. Our maximum commitment will increase if additional third-party capital commitments are obtained by the Construction Lending JV. In April 2025, the Partnership transferred the Natchitoches Thomas Apartments GIL, taxable GIL, and related future funding commitments to the Construction Lending JV at prices that approximated outstanding principal plus accrued interest.

In addition, we will consider providing additional financing to borrowers on our debt investments or additional equity to our JV Equity Investments above our original commitments if requested by the borrowers and managing members, respectively, on a case-by-case basis. When considering whether to fund such requests, we will consider various factors including, but not limited to, the economic return on additional investments in the entity, the impact to the Partnership’s credit and investment risk from either funding or withholding funding, and the requesting entity’s other available sources of funding. From January 2024 through October 2025, we advanced additional net equity totaling $10.3 million across six JV Equity Investments. The additional capital was used to cover development cost overruns, primarily due to higher than anticipated interest costs, and certain operating expenses resulting from longer holding periods. We anticipate making additional investments in certain JV Equity Investments during 2025 and 2026, though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds from unrestricted cash on hand or other currently available liquidity sources.

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

Our debt financing arrangements include various fixed rate and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed rate and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed rate and variable rate debt financings as of September 30, 2025 and December 31, 2024:

		September 30, 2025			December 31, 2024
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal		% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$327,509,430		31.9%	$363,885,818	33.2%
Variable (1)	Variable (1)	33,216,000		3.2%	152,040,000	13.8%
Fixed	Variable - Hedged (2)	452,368,593		44.2%	564,508,822	51.4%
Fixed	Variable	212,147,407	(3)	20.7%	17,882,177	1.6%
Total		$1,025,241,430			$1,098,316,817
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
(3)
Approximately $153.3 million of this amount relates to investment assets with maturity dates on or before April 2026.

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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling approximately $814,000 and $1.8 million during the three months ended September 30, 2025 and 2024, respectively, and approximately $2.4 million and $5.2 million during the nine months ended September 30, 2025 and 2024, respectively.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of September 30, 2025. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps as of September 30, 2025 (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2025	$312,827,361
2026	305,305,966
2027	222,943,332
2028	165,255,466
2029	128,652,299
2030	28,852,800
2031	21,205,500
2032	18,931,333
2033	15,863,500
2034	11,755,833
2035	9,145,833
2036	9,066,667
2037	8,983,333
2038	8,893,333
2039	8,833,333

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement with the lender based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had approximately $7.3 million of net cash collateral returned to us by Mizuho during the nine months September 30, 2025 due primarily to increases in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally declining market interest rates. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps generally change inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

The 2024 PFA Securitization Transaction is secured by the cash flows on the senior custodial receipts associated with the 2024 PFA Securitization Bonds. The holders of the Affordable Housing Multifamily Certificates associated with the 2024 PFA Securitization Transaction are entitled to interest at a fixed rate of 4.10% per annum, payable monthly, and all principal payments from the 2024 PFA Securitization Bonds until the stated amount of the Affordable Housing Multifamily Certificates is reduced to zero, which will be no later than September 2039. The Partnership will also pay credit enhancement, servicing, and trustee fees related to the 2024 PFA Securitization Transaction totaling 0.80% per annum. The 2024 PFA Securitization Transaction is non-recourse to the Partnership, does not require mark-to-market collateral posting, and has a term that matches the term of the underlying MRBs. In August 2025, a paydown of approximately $4.0 million was made from proceeds upon redemption of the Copper Gate MRB.

Our TEBS Residual Financing is secured by the cash flows from the residual certificates of our TEBS Financings and residual custodial receipts associated with the 2024 PFA Securitization Bonds. Interest due on the TEBS Residual Financing is at a fixed rate of 7.125% per annum and will be paid from receipts related to the TEBS Financing residual certificates. Future receipts of principal related to the TEBS Financing residual certificates will be used to pay down the principal of the TEBS Residual Financing. The TEBS Residual Financing is non-recourse financing to the Partnership and is not subject to mark-to-market collateral posting. In August 2025, a paydown of approximately $717,000 was made from proceeds upon redemption of the Copper Gate MRB.

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

The table below summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of September 30, 2025. The reported maturities for each individual debt financing are based on the earlier of contractual payments of the underlying securitized assets or the stated maturity date of the debt financing.

	Secured Lines of Credit	Debt Financing	Mortgage Payable	Total
Remainder of 2025	$950,000	$109,274,718	$310,220	$110,534,938
2026	-	184,698,044	-	184,698,044
2027	40,500,000	193,978,408	-	234,478,408
2028	-	225,986,221	-	225,986,221
2029	-	5,609,116	-	5,609,116
Thereafter	-	305,694,923	-	305,694,923
Total	$41,450,000	$1,025,241,430	$310,220	$1,067,001,650

The table above is as of September 30, 2025, and does not reflect the various debt financing transactions that occurred in October 2025 that are disclosed in Note 25 of the condensed consolidated financial statements.

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

On September 16, 2025, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.30 per BUC to unitholders of record on September 30, 2025 and payable on October 31, 2025.

The Partnership and its General Partner continually assess the level of distributions for the Preferred Units and BUCs based on cash available for distribution, financial performance and other factors considered relevant.

Redemptions of Preferred Units

Our outstanding Series A-1 and Series B Preferred Units are subject to optional redemption by the holders or the Partnership upon the sixth anniversary of issuance and on each anniversary thereafter. The earliest optional redemption dates for the currently outstanding Preferred Units range from April 2028 to October 2031.

Other Contractual Obligations

We are subject to various guaranty obligations in the normal course of business, and, in most cases, do not anticipate these obligations to result in significant cash payments.

Cash Flows

In the nine months ended September 30, 2025, we generated cash of $18.3 million, which was the net result of $28.9 million provided by operating activities, $99.4 million provided by investing activities, and $110.0 million used in financing activities.

Cash provided by operating activities totaled $28.9 million for the nine months ended September 30, 2025, as compared to $13.3 million generated for the nine months ended September 30, 2024. The change between periods was due to the following factors:

•
A decrease of $13.0 million in net income;
•
An increase of $11.5 million related to changes in the preferred return receivable from unconsolidated entities;
•
A total increase of $10.4 million in non-cash provisions for credit loss and loan loss; and
•
An increase of $1.4 million related to the amortization of bond premium, discount and origination fees;

•
An increase of $1.0 million related to the adjustment for the gain on sale of mortgage revenue bond that is considered cash from investing activities;
•
An increase of $2.3 million related to an increase in the Partnership's net losses from investments in unconsolidated entities;
•
An increase of $1.9 million related to reduction in the unrealized gain on interest rate derivatives.

Cash provided by investing activities totaled $99.4 million in the nine months ended September 30, 2025, as compared to cash used of $38.6 million in the nine months ended September 30, 2024. The change between periods was primarily due to the following factors:

•
A net increase of $62.1 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A net increase of $38.6 million of cash due to overall higher paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
An increase of $17.6 million of cash due to lower contributions to unconsolidated entities;
•
An increase of $24.1 million of cash due to greater proceeds from the sale of investments in unconsolidated entities;
•
An increase of $2.4 million of cash due to greater proceeds from the return of investments in unconsolidated entities;
•
An increase of $1.4 million of cash due to proceeds from the sale of land held for development; and
•
A decrease of $8.2 million of cash due to the sale of an MRB.

Cash used in financing activities totaled $110.0 million in the nine months ended September 30, 2025, as compared to cash provided of $25.3 million in the nine months ended September 30, 2024. The change between periods was primarily due to the following factors:

•
An increase of $15.0 million of cash related to proceeds from the issuance of Preferred Units;
•
An increase of $10.0 million of cash related to the redemption of Preferred Units in 2024;
•
An increase of approximately $589,000 of cash due to lower distributions paid;
•
An increase of approximately $559,000 of cash due to lower debt financing costs paid;
•
A net decrease of $38.4 million of cash due to higher paydowns on the secured lines of credit;
•
A decrease of $1.4 million due to principal payments on mortgages payable;
•
A decrease of $1.5 million in net cash proceeds from the sale of BUCs; and
•
A net decrease of $120.2 million of cash due to less proceeds from debt financing.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum Leverage Ratio, as established by the Board of Managers. The Board of Managers retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of September 30, 2025, our overall Leverage Ratio was approximately 73%.

Off Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of September 30, 2025, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties, and for the Construction Lending JV. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our condensed consolidated financial statements.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of November 5, 2025:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford	$34,185,000	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,500,000	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	56,846,000	12/1/2025	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	33,191,300	1/1/2026	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	63,600,000	2/1/2026	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	76,650,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	72,000,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer	28,200,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Wellspring Apartments	3,900,000	9/1/2039	1500 East Anaheim Street	Long Beach	Los Angeles	CA	90813
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
MaryAlice Circle	3,050,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Jackson Manor Apartments	4,828,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
The Ivy Apartments	30,500,000	2/1/2030	151 Century Drive	Greenville	Greenville	SC	29607
The Park at Sondrio Apartments	39,200,000	1/1/2030	3500 Pelham Road	Greenville	Greenville	SC	29615
The Park at Vietti Apartments	27,865,000	1/1/2030	1000 Hunt Club Lane	Spartanburg	Spartanburg	SC	29301
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Windsor Shores Apartments	22,350,000	2/1/2030	1000 Windsor Shores Drive	Columbia	Richland	SC	29223
Agape Helotes	13,024,468	1/1/2065	9311 FM 1560 N	San Antonio	Bexar	TX	78254
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,147,160	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,899,048	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,743,037	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,422,805	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,670,016	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
Aventine Apartments	9,500,000	6/1/2031	211 112th Ave	Bellevue	King	WA	98004
	$966,171,834
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
(3)
The Partnership committed to provide total funding of MRBs up to $64.0 million and a taxable MRB up to $8.0 million during the acquisition and rehabilitation phase of the property on a draw-down basis. The taxable MRB has a maturity date of 4/1/2026. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $44.1 million and will have a maturity date of 3/31/2040.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of September 30, 2025 are related to interest rate risk and credit risk. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans and our debt financing and mortgage payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

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

Interest Rate Risk

The Federal Reserve reduced the federal funds rate by 25 basis points in September and October 2025, resulting in the current target range for the federal funds rate being 3.75-4.00%. It is uncertain if additional federal funds rate reductions will occur in the near-term. The Federal Reserve continues to evaluate economic data in assessing whether to make further changes to the federal funds rate, which in turn, influences market expectations for current and future interest rate levels. Changes in short-term interest rates will generally result in similar changes in the interest cost associated with our variable debt financing arrangements, though such changes are expected to be offset by changes in net receipts on our interest rate swap portfolio.

Interest rates are highly sensitive to many factors, including governmental, tariff, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The nature of our MRB, GIL, and property loan investments and the debt used to finance these investments, exposes us to financial risk due to fluctuations in market interest rates. The majority of our investments bear interest at fixed rates.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of September 30, 2025:

Description	- 100 basis points	- 50 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$3,929,635	$1,964,818	$(1,964,818)	$(3,929,635)	$(7,859,271)
Other Financings & Derivatives	(2,654,252)	(1,327,126)	1,327,126	2,654,252	5,308,503
Variable Rate Investments	(258,017)	(129,008)	129,008	258,017	516,033
Net Interest Income Impact	$1,017,366	$508,684	$(508,684)	$(1,017,366)	$(2,034,735)

Per BUC Impact (1)	$0.044	$0.022	$(0.022)	$(0.044)	$(0.088)
(1)
The net interest income impact per BUC calculated based on 23,171,226 BUCs outstanding as of September 30, 2025.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized (gains) losses on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of September 30, 2025, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to finance the acquisition of many of our fixed income assets. Approximately 68% of our leverage bears interest at short term variable interest rates. Our remaining 32% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 5% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

If a property is unable to sustain net rental revenues and net operating cash flows at a level necessary to pay current debt service obligations on our MRB, GIL or property loan investments, a default may occur. A property’s ability to generate net operating cash flows is subject to a variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential, single-family rentals, seniors housing and skilled nursing properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, insurance availability and cost, real estate and other taxes, labor issues, and natural disasters can affect the economic operations of a multifamily residential property. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of AMI. Increases in AMI are not necessarily correlated to inflationary increases in property operating expenses or market rents. A significant mismatch between AMI growth and increased property operating expenses could negatively impact net operating cash flows available to pay debt service. If AMI declines on a year-over-year basis, rents could need to be reduced.

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

Defaults on our MRB, GIL, or property loan investments may reduce the amount of future cash available for distribution to Unitholders. In addition, if a property’s net operating cash flow declines, it may affect the market value of the property, which may result in net proceeds from the ultimate sale or refinancing of the property to be insufficient to repay the entire principal balance of our MRB, GIL or property loan investment. In the event of a default, we will have the right to foreclose on the mortgage or deed of trust on the property securing the investment. If we take ownership of the property securing a defaulted MRB or GIL investment, we will be entitled to all net operating cash flows generated by the property and will be subject to risks associated with ownership of multifamily real estate. If such an event occurs, these investments will not provide tax-exempt income. In the event of default, we will likely be required to repay debt financing secured by our investment using available liquidity or arrange alternative financing, if available, which is likely to be at less favorable terms. Such occurrences will negatively impact our overall available liquidity and results of operations.

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

Credit risk is also present in the geographical concentration of the properties securing our MRB investments. We have significant geographic concentrations in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	September 30, 2025	December 31, 2024
California	31%	30%
Texas	27%	25%
South Carolina	15%	18%

Our GIL and taxable GIL investments are also geographically concentrated, with $153.0 million of such investments related to Poppy Grove I, Poppy Grove II, and Poppy Grove III, which are three contiguous properties located in Elk Grove, CA.

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 8 basis points across the curve as of September 30, 2025 compared to December 31, 2024. The 10 year United States Treasury yield decreased 42 basis points and the 30 year United States Treasury yield decreased 5 basis points during the first nine months of 2025. The 5 year and 10 year SOFR swap rate decreased 65 and 41 basis points, respectively, during the first nine months of 2025. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of September 30, 2025:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$1,005,398	2.4%	- 9.9%	2.6%	-10.9%	$22,985

Real Estate Valuation Risk

Our JV Equity Investments fund the construction, stabilization and sale of market-rate multifamily real estate. The realizable property values for such investments are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by market capitalization rates, the operating results of the property, local market conditions and competition, and interest rates on mortgage financing. We have noticed market capitalization rates are trending upward due to, though not limited to, the current economic environment and elevated market interest rates. We have also noted that rental rates may be decreasing in certain markets, which would lower property operating results leading to a reduction in property valuations. Operating results of real estate properties may be affected by many factors, such as the number of tenants, the rental and fee rates, insurance availability and cost, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily rental properties and general and local economic conditions. In addition, all outstanding financing directly secured by such real estate properties must be repaid upon sale. Lower sales proceeds may prevent us from collecting our accrued preferred return or the return of our original investment equity, which would result in realized losses on our investments.

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2024, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the nine months ended September 30, 2025.

Item 5. Other Information.

Trading Plans

During the quarter ended September 30, 2025, no Manager or executive officer of the Partnership (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1	Series B Preferred Units Subscription Agreement dated October 9, 2025
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended September 30, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the periods ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: November 6, 2025	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer