Form 10-K
period 2025-12-31
Greystone Housing Impact Investors LP
filed 2026-03-16
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $266,953,368.

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

BUCs Distributions - The 2023 BUCs Distributions, and the First Quarter 2024 BUCs Distribution, collectively.

BUC Holder(s) - A beneficial owner of BUCs.

CAD - Cash Available for Distribution, a non-GAAP measure reported by the Partnership.

C-PACE - Commercial Property Assessed Clean Energy.

CECL - Current expected credit losses as measured in accordance with the accounting standards codification of the Financial Accounting Standards Boards – Topic 326.

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

Equity Incentive Plan - The Amended and Restated Greystone Housing Impact Investors LP 2015 Equity Incentive Plan, which expired in 2025.

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

Mizuho - Mizuho Capital Markets LLC.

MRB(s) - Mortgage revenue bond(s).

Net Interest Income - Income allocation as defined in the Partnership Agreement.

Net Residual Proceeds - Residual proceeds as defined in the Partnership Agreement.

NOLs - Net operating losses.

NYSE - New York Stock Exchange.

OBBBA - The One Big Beautiful Bill Act signed into law on July 4, 2025.

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

QAP - Qualified allocation plan.

Report - This Annual Report on Form 10-K for the year ended December 31, 2025, unless otherwise specified.

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

Secured Notes - Secured notes issued by ATAX TEBS Holdings, LLC to Mizuho Capital Markets LLC.

Shelf Registration Statement - The Partnership’s Registration Statement on Form S-3 for the issuance of up to $200.0 million of BUCs, Preferred Units, or debt securities, which became effective in November 2025.

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
•
the ability of the Partnership to remediate its material weakness in its internal control over financial reporting;
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
•
legislative changes to LIHTCs issued in accordance with Section 42 of the IRC and certain tax credit recapture events;
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

Item 1. Business.

Organization

The Partnership was formed in 1998 for the primary purpose of acquiring a portfolio of MRBs that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily housing, seniors housing and commercial properties. The Partnership has also invested in GILs, which, similar to MRBs, provide financing for affordable multifamily properties. We expect and believe the interest received on MRBs and GILs is excludable from gross income for federal income tax purposes. We also invest in other types of securities that may or may not be secured by real estate and may make property loans to multifamily properties which may or may not be financed by MRBs or GILs held by us and may or may not be secured by real estate.

The Partnership also makes JV Equity Investments for the construction, stabilization, and ultimate sale of market rate multifamily and seniors housing properties. The Partnership is entitled to distributions if, and when, cash is available for distribution either through operations, a refinance, or a sale of the property.

The Partnership also holds interests in market-rate or rent restricted multifamily MF Properties until the “highest and best use” can be determined by management, which may include sales of the properties.

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

Our MRBs are either owned directly by us or are held in trusts created in connection with debt financing transactions that are consolidated VIEs. The following table summarizes our MRB investments as of December 31, 2025:

	Total MRBs	Total Properties		Total Units	Total States	Aggregate Outstanding Principal	Outstanding Funding Commitments
MRB investments	84	69	(1)	10,865	12	$987,519,370	$750,000
(1)
Properties secured by our MRB investments consist of 66 multifamily properties, one student housing property, one seniors housing property, and one skilled nursing facility.

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

Each of these structures permit the issuance of MRBs under the IRC to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property. Under applicable Treasury Regulations, any affordable multifamily or seniors residential property financed with tax-exempt MRBs (other than essential function bonds as described in the third bullet above) must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. Those rental units of the multifamily residential property not subject to tenant income restrictions may be rented at market rates (unless there are restrictions otherwise imposed by the bond issuer or a governmental entity). With respect to private activity bonds issued under Section 142(d) of the IRC, the owner of the residential property may elect, at the time the MRBs are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). State and local housing authorities may require additional tenant income or rent restrictions that are more restrictive than those minimum levels required by Treasury Regulations. There are no Treasury Regulations related to MRBs that are secured by a commercial property owned by a non-profit borrower.

The borrowers associated with our MRBs are either syndicated partnerships formed to receive allocations of LIHTCs, for-profit entities that have obtained non-LIHTC private activity bonds, or not-for-profit entities. We do not directly or indirectly invest in LIHTCs. We do invest in MRBs that are issued in association with federal LIHTC allocations because such MRBs bear interest that we expect and believe is exempt from federal income taxes. LIHTC-eligible properties are attractive to developers of affordable housing because it helps them raise equity and debt financing. Under the LIHTC program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing. To be eligible for federal LIHTCs, a property must either be newly constructed or substantially rehabilitated, and therefore, may be less likely to become functionally obsolete in the near term as compared to an older property. There are various requirements to be eligible for federal LIHTCs, including rent and tenant income restrictions, which vary by property. Properties owned by for-profit entities that have obtained non-LIHTC private activity bonds are typically subject to rent and/or tenant income restrictions similar to LIHTC-associated borrowers.

Our borrowers that are non-profit entities typically have missions to provide affordable multifamily rental units to underserved populations in their market areas. The affordable housing properties securing 501(c)(3) bonds also must comply with the IRS safe harbor provisions for tenant incomes and rents.

The following table summarizes the amount of our MRB investments with LIHTC-associated borrowers, non-profit borrowers, and borrowers that have received non-LIHTC private activity bonds based on principal outstanding as of December 31, 2025:

Borrower Type	MRB Principal Outstanding	Percentage of all MRB Investments
LIHTC-associated borrowers	$484,695,338	49%
Non-profit borrowers	443,224,032	45%
Non-LIHTC private activity bonds	59,600,000	6%
Totals	$987,519,370	100%

We may also invest in taxable MRBs secured by the same properties as our MRBs. Interest earned on our taxable MRBs is taxable for federal income tax purposes. Our taxable MRBs may share senior mortgage interest in the property with the MRBs or may be subordinate to the MRBs. We owned 16 taxable MRBs with outstanding principal of $43.8 million as of December 31, 2025.

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

We expect and believe the interest earned on our GILs is excludable from gross income for federal income tax purposes. The GILs are senior obligations of the secured properties and bear interest at variable or fixed interest rates. The GILs have initial terms of two to four years, though the borrower typically may prepay all amounts due at any time without penalty. Typically, upon closing of each GIL, Freddie Mac, through a servicer, forward commits to purchase the GIL at maturity at par if and when the property has reached stabilization and other conditions are met. Upon stabilization, the servicer will purchase our GIL at par and then immediately sell the GIL to Freddie Mac pursuant to a financing commitment between the servicer and Freddie Mac. As of December 31, 2025, the servicer for three of our GILs is an affiliate of Greystone.

Our GILs are held in trusts created in connection with debt financing transactions that are consolidated VIEs. The following table summarizes our GIL investments as of December 31, 2025:

	Total GILs	Total Properties	Total Units	Total States	Aggregate Outstanding Principal	Outstanding Funding Commitments
GIL investments	4	4	910	1	$138,757,835	$5,000,000

Our GILs have been issued under Section 142(d) of the IRC and are subject to the same set aside and tenant income restrictions noted in the “Mortgage Revenue Bonds” description above. The borrowers associated with all our GILs are syndicated partnerships formed to receive allocations of LIHTCs.

We may also invest in taxable GILs secured by the same properties as our GILs. Interest earned on our taxable GILs is taxable for federal income tax purposes. Our taxable GILs share a senior mortgage interest in the property with the GILs. We owned four taxable GILs with outstanding principal of $44.9 million as of December 31, 2025.

In October 2024, we formed the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States. The Construction Lending JV will invest in GIL, taxable GIL and property loan investments like those currently owned by the Partnership. The Partnership has agreed to provide 10% of the capital for the Construction Lending JV with the remainder to be funded by third-party investors with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s current maximum capital contribution to the Construction Lending JV is approximately $15.1 million, which will be funded on a drawdown basis as called by the Construction Lending JV. As of December 31, 2025, Construction Lending JV had assets totaling $12.1 million and the Partnership had contributed capital totaling $383,000. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership earns proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership accounts for its investment in the Construction Lending JV using the equity method.

Property Loans

We also invest in property loans provided to the owners of certain multifamily, student housing and skilled nursing properties, or other borrowers. Multifamily residential properties financed with property loans may or may not be properties securing our MRB and GIL investments. Such property loans may be secured by property, other collateral, or may be unsecured. As of December 31, 2025, we owned two property loans related to MRB investments and four property loans to other borrowers. The total outstanding principal of our property loans was approximately $53.6 million as of December 31, 2025.

JV Equity Investments

In November 2025, we announced that because of the challenges in the market rate multifamily asset class, we are implementing a strategy to reduce our capital allocation to market rate multifamily JV Equity Investments going forward. We will continue to manage the remaining portfolio of market rate multifamily JV Equity investments to maximize sales prices and returns to the extent possible, with our return of capital from the sale of these investments to be redeployed into primarily MRB investments, and the managing members of the joint ventures in which we hold investments will continue to manage the underlying properties.

We remain positive on the market rate senior housing segment of the market. We believe market rate seniors housing industry trends, potential resident demographics, and expected returns remain encouraging, so we will continue to evaluate JV Equity Investment opportunities in the seniors housing segment, though in lower volume than our historical capital allocation to market rate multifamily investments.

We invest in non-controlling membership interests in unconsolidated entities for the construction of market-rate multifamily and seniors residential properties. Our JV Equity Investments are passive in nature. Operational oversight of each property is controlled by our joint venture partner according to the entity’s operating agreement. Five of the properties are managed by a property management company affiliated with our joint venture partner. Decisions regarding when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends.

We account for our JV Equity Investments using the equity method and recognize a preferred return on our contributed equity during the hold period. Our preferred returns are paid from distributable cash flow before any distributions are made to our joint venture partners. The accrued preferred return for our JV Equity Investments held through our wholly owned subsidiary, ATAX Vantage Holdings, LLC, is guaranteed by an unrelated third-party through the fifth anniversary of construction commencement up to a certain dollar amount on an individual investment basis.

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

As of December 31, 2025, we owned membership interests in 11 JV Equity Investments located in four states in the United States. Two JV Equity Investments relate to seniors residential properties with the remaining JV Equity Investments related to multifamily properties or land parcels. Six of the 11 JV Equity Investments are located in Texas. In addition, one JV Equity Investment in San Marcos, Texas is reported as a consolidated VIE.

MF Properties

The Partnership owns controlling interests in multifamily, student or senior citizen residential properties. The Partnership did not own any MF Properties in 2024 or 2025. In the first quarter of 2026, we acquired four multifamily properties associated with prior MRB investments via deed in lieu of foreclosure. All four MF Properties are located in South Carolina. The MF Properties are managed by an unaffiliated third-party property management firm to maximize operating cash flows and property values. We may look to sell MF Properties once operations are maximized.

General Investment Matters

Our investments are categorized as either Mortgage Investments, Tax Exempt Investments or Other Investments as defined in our Partnership Agreement. Mortgage Investments, as defined, consist of MRBs, taxable MRBs, GILs, taxable GILs and property loans to borrowers associated with our MRBs and GILs. Tax Exempt Investments, as defined, are securities other than Mortgage Investments, for which the related interest income is exempt from federal income taxation and must be rated in one of the four highest rating categories by a nationally recognized statistical rating organization. Other Investments, as defined, are generally all other investments that are not Mortgage Investments or Tax Exempt Investments. We may acquire additional Tax Exempt Investments and Other Investments provided that the acquisition may not cause the aggregate book value of all Tax Exempt Investments plus Other Investments to exceed 25% of our total assets at the time of acquisition. We own no Tax Exempt Investments as of December 31, 2025. Our Other Investments primarily consist of real estate assets, JV Equity Investments and certain property loans.

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

We continue to evaluate opportunities for MRB investments to fund seniors housing properties and/or skilled nursing properties issued as private activity or 501(c)(3) bonds similar in legal structure to those issued for traditional affordable multifamily housing properties. We will continue to leverage the expertise of Greystone and its affiliates and other reputable third parties in evaluating independent living, assisted living, memory care and skilled nursing properties prior to our MRB acquisitions. To date, we acquired an MRB secured by a new construction seniors housing property in Michigan, and an MRB secured by an operating skilled nursing facility in New Jersey.

We continually assess opportunities to expand and/or reposition our existing portfolio of MRBs, GILs and other investments. Our principal objective is to improve the quality and performance of our portfolio of MRBs, GILs and other investments with the intent to ultimately increase the amount of cash available for distribution to our Unitholders. In certain circumstances, we may allow the borrowers of our MRBs to redeem the MRBs prior to the final maturity date. Such MRB redemptions will usually require a sale or refinancing of the underlying property. We may also elect to sell MRBs that have experienced significant appreciation in value. In other cases, we may elect to sell MRBs on properties that are in stagnant or declining real estate markets. The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives. We anticipate holding our GILs until maturity as the terms are typically for two to four years and have defined forward purchase commitments from Freddie Mac. The Construction Lending JV is an extension of our GIL investment strategy.

We also continue to make additional strategic JV Equity Investments for the development of seniors residential properties, through noncontrolling membership interests, in strong markets with proven developers and operators. Our two current seniors housing investments are being developed by the Valage development group. We will consider additional investments with this developer and other similar, well-established developers.

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

We set target constraints for each type of debt financing utilized. Those constraints are dependent upon several factors, including the characteristics of the investment assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral posting requirements, and the liquidity and marketability of the financed assets. The Board of Managers has established an overall maximum Leverage Ratio of 80% and retains the right to change the Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost (adjusted for paydowns) for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of December 31, 2025, our overall Leverage Ratio was approximately 75%.

Hedging Strategy

We actively manage both our portfolio of fixed and variable rate debt and our exposure to changes in market interest rates. When possible, we attempt to obtain fixed-rate debt financing for our fixed-rate investment assets such that our net interest spread is not exposed to changes in market interest rates. Similarly, we attempt to obtain variable-rate debt financing for our variable-rate investment assets such that we are largely hedged against rising interest rates without the need for separate hedging instruments.

We leverage certain fixed-rate investment assets with variable-rate debt, primarily with our TOB trust financings. When deemed appropriate, we will enter into derivative based hedging transactions in connection with our risk management activities for these assets to hedge against rising interest rates, which may include interest rate caps, interest rate swaps, total return swaps, swaptions, futures, options or other available hedging instruments. As of December 31, 2025, we had interest rate swap positions with notional amounts totaling $294.5 million.

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

The Partnership is able to issue Series A Preferred Units and Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. As of December 31, 2025, we had $55.0 million of Series A-1 Preferred Units outstanding and no Series A Preferred Units outstanding. We do not expect to issue any new Series A Preferred Units in the future.

The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. As of December 31, 2025, we had $47.5 million of Series B Preferred Units outstanding.

We filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 27, 2024. We have issued 2,500,000 Series B Preferred Units under this offering as of December 31, 2025.

We may also obtain capital through the issuance of additional BUCs, Preferred Units or debt securities pursuant to our Shelf Registration Statement, which became effective in November 2025. Under the Shelf Registration Statement we may offer up to $200.0 million of BUCs, Preferred Units or debt securities for sale from time to time. The Shelf Registration Statement will expire in November 2028.

In March 2024, we entered into a Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as Agents, pursuant to which the Partnership may offer and sell, from time to time through or to the Agents, BUCs having an aggregate offering price of up to $50,000,000. As of December 31, 2025, we sold 92,802 BUCs for gross proceeds of $1.5 million under the Sales Agreement. We terminated the Sales Agreement in December 2025.

In April 2024, we commenced a registered offering of up to $25.0 million of BUCs which are being offered and sold pursuant to the effective Shelf Registration Statement and a prospectus supplement filed with the SEC relating to this offering. As of the date of this filing, we have not issued any BUCs in connection with this offering.

Reportable Segments

As of December 31, 2025, we had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments, and (4) MF Properties. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

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

Recent Developments

Recent Investment Activities

The following table presents information regarding the investment activities of the Partnership for the years ended December 31, 2025 and 2024:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended December 31, 2025
Mortgage revenue bond advances	2	$6,600	N/A	N/A	4
Governmental issuer loan acquisition	1	29,000	N/A	N/A	5
Governmental issuer loan redemption	1	12,100	$9,680	N/A	5
Property loan advance	1	495	N/A	N/A	6
Investments in unconsolidated entities, net	5	6,588	N/A	N/A	7
Taxable mortgage revenue bond advance	1	2,100	N/A	N/A	9
Taxable governmental issuer loan acquisition	1	1,000	N/A	N/A	9

For the Three Months Ended September 30, 2025
Mortgage revenue bond acquisition and advance	2	$14,600	N/A	N/A	4
Mortgage revenue bond redemptions and paydown	3	29,015	$24,760	N/A	4
Property loan advance	1	596	N/A	N/A	6
Investments in unconsolidated entities	2	383	N/A	N/A	7
Taxable mortgage revenue bond acquisition	1	6,000	N/A	N/A	9
Taxable governmental issuer loan advance	1	6,280	N/A	N/A	9

For the Three Months Ended June 30, 2025
Mortgage revenue bond acquisitions and advances	4	$23,185	N/A	N/A	4
Mortgage revenue bond redemptions	2	27,846	$27,846	$208	4
Governmental issuer loan advance	1	1,570	N/A	N/A	5
Governmental issuer loan redemption	1	34,620	31,155	N/A	5
Property loan acquisition and advance	2	6,624	N/A	N/A	6
Property loan paydown	1	588	455	N/A	6
Investments in unconsolidated entities, net	7	3,053	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	12,591	N/A	149	7
Taxable mortgage revenue bond acquisition	1	800	N/A	N/A	9
Taxable governmental issuer loan advances	2	15,441	N/A	N/A	9
Governmental issuer loan sale to Construction Lending JV	1	6,500	N/A	N/A	5
Taxable governmental issuer loan sale to Construction Lending JV	1	1,000	N/A	N/A	9

For the Three Months Ended March 31, 2025
Mortgage revenue bond advances	3	$14,101	N/A	N/A	4
Mortgage revenue bond redemption	1	10,352	N/A	N/A	4
Governmental issuer loan advances	3	17,409	N/A	N/A	5
Governmental issuer loan redemptions	3	82,203	$67,210	N/A	5
Property loan paydowns	2	7,798	6,185	N/A	6
Investments in unconsolidated entities, net	4	5,621	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	11,400	N/A	N/A	7
Real estate asset sale proceeds	1	1,354	1,354	N/A	8
Taxable mortgage revenue bond advances	3	7,400	N/A	N/A	9
Taxable governmental issuer loan advances	3	21,700	N/A	N/A	9
Taxable governmental issuer loan paydowns	3	12,700	10,160	N/A	9

For the Three Months Ended December 31, 2024
Mortgage revenue bond advances(2)	5	$29,318	N/A	N/A	4
Mortgage revenue bond sale(2)	1	10,218	N/A	$310	4
Governmental issuer loan acquisition and advances	3	19,500	N/A	N/A	5
Property loan acquisition and advance	2	1,542	N/A	N/A	6
Investments in unconsolidated entities	4	11,156	N/A	N/A	7
Taxable mortgage revenue bond advances	3	7,450	N/A	N/A	9
Taxable governmental issuer loan acquisition and advance	2	11,000	N/A	N/A	9

For the Three Months Ended September 30, 2024
Mortgage revenue bond acquisition and advances	5	$36,503	N/A	N/A	4
Mortgage revenue bond redemptions	3	21,980	$9,840	N/A	4
Governmental issuer loan advances	3	16,842	N/A	N/A	5
Governmental issuer loan redemption and paydown	2	24,697	19,750	N/A	5
Property loan advance	1	500	N/A	N/A	6
Property loan redemption	1	8,119	6,480	N/A	6
Investments in unconsolidated entities	4	10,443	N/A	N/A	7
Taxable mortgage revenue bond advances	2	4,000	N/A	N/A	9
Taxable mortgage revenue bond redemption	1	1,000	825	N/A	9
Taxable governmental issuer loan advance	1	158	N/A	N/A	9

For the Three Months Ended June 30, 2024
Mortgage revenue bond acquisitions and advances	8	$78,375	N/A	N/A	4
Mortgage revenue bond sale	1	8,221	N/A	N/A	4
Governmental issuer loan advances	3	9,000	N/A	N/A	5
Property loan acquisition and advance	2	9,321	N/A	N/A	6
Property loan redemptions	2	454	N/A	N/A	6
Investments in unconsolidated entities	5	11,669	N/A	N/A	7
Taxable mortgage revenue bond acquisition and advance	2	5,077	N/A	N/A	9

For the Three Months Ended March 31, 2024
Mortgage revenue bond acquisition and advances	5	$26,298	N/A	N/A	4
Governmental issuer loan advances	3	6,000	N/A	N/A	5
Governmental issuer loan redemption	1	23,390	$18,712	N/A	5
Property loan advances	2	3,073	N/A	N/A	6
Property loan redemptions and paydown	6	72,323	60,575	N/A	6
Investments in unconsolidated entities	7	6,960	N/A	N/A	7
Taxable mortgage revenue bond advance	1	1,000	N/A	N/A	9
Taxable mortgage revenue bond paydown	1	11,500	9,480	N/A	9
Taxable governmental issuer loan redemption	1	10,573	9,515	N/A	9
(1)
See “Cash Available for Distribution” in Item 7 of this Report.

(2)
Excludes $89.2 million of MRBs that were sold and subsequently repurchased during the quarter related to temporary bridge financing to facilitate the termination of the M31 TEBS Financing and subsequent closings of alternative financing.

Recent Financing Activities

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the years ended December 31, 2025 and 2024, exclusive of retired debt amounts listed in the investment activities table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s consolidated financial statements
For the Three Months Ended December 31, 2025
Net Borrowing on Acquisition LOC	2	$29,900	Yes	12
Net Borrowing on General LOC	2	9,500	Yes	12
Proceeds from TOB trust financings	2	5,240	Yes	13

For the Three Months Ended September 30, 2025
Paydown on Acquisition LOC	1	$50	Yes	12
Net paydown on General LOC	2	2,500	Yes	12
Proceeds from TOB trust financings	3	16,990	Yes	13
Interest rate swap executed	1	-	N/A	15

For the Three Months Ended June 30, 2025
Net paydown on Acquisition LOC	1	$7,500	Yes	12
Net paydown on General LOC	2	$7,000	Yes	12
Proceeds from TOB trust financings	7	34,495	Yes	13

For the Three Months Ended March 31, 2025
Net paydown on Acquisition LOC	1	$10,352	Yes	12
Proceeds from TOB trust financings	8	48,435	Yes	13
Issuance of Series B Preferred Units	1	20,000	Yes	17

For the Three Months Ended December 31, 2024
Net borrowing on Acquisition LOC	10	$14,952	Yes	12
Borrowing on General LOC	1	9,500	Yes	12
Proceeds from TOB trust financings	12	82,752	Yes	13
Repayment of TOB trust financings	6	36,553	Yes	13
Repayment of term TOB trust financing	1	12,654	Yes	13
Redemption of M31 TEBS financing	1	65,486	Yes	13
Net paydown of TEBS Residual Financing	1	8,600	Yes	13
Proceeds from 2024 PFA Securitization Transaction	1	75,393	Yes	13
Interest rate swaps executed	2	-	N/A	15

For the Three Months Ended September 30, 2024
Net paydown on Acquisition LOC	3	$10,850	Yes	12
Borrowing on General LOC	2	14,000	Yes	12
Proceeds from TOB trust financings	9	47,985	Yes	13
Interest rate swap executed	1	-	N/A	15

For the Three Months Ended June 30, 2024
Net borrowing on Acquisition LOC	6	$14,750	Yes	12
Net borrowing on General LOC	1	10,000	Yes	12
Proceeds from TOB trust financings	10	75,360	Yes	13
Interest rate swap executed	2	-	N/A	15
Redemption of Series A Preferred Units	1	10,000	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	439	N/A	N/A

For the Three Months Ended March 31, 2024
Net paydown on Acquisition LOC	2	$16,900	Yes	12
Net activity on General LOC	2	-	Yes	12
Proceeds from TOB trust financings	11	63,250	Yes	13
Interest rate swap executed	1	-	N/A	15
Issuance of Series B Preferred Units	1	5,000	N/A	17
Exchange of Series A Preferred Units for Series B Preferred Units	1	17,500	N/A	17
Proceeds on issuance of BUCs, net of issuance costs	1	1,055	N/A	N/A

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

Human Capital Resources

As of December 31, 2025, the Partnership had no employees. Seventeen employees of Greystone Manager are primarily responsible for the Partnership’s operations, inclusive of the Partnership’s chief executive officer and chief financial officer. Such employees are subject to the policies and compensation practices of Greystone.

Greystone has implemented evaluation and compensation policies designed to attract, retain, and motivate employees that provide services to the Partnership to achieve superior results. Such policies are designed to balance both short-term and long-term performance of the Partnership. Annual incentive compensation is based on defined performance metrics and certain employees earn discretionary bonuses based upon various quantitative and qualitative metrics. Employees providing services to the Partnership previously received awards under the Equity Incentive Plan, which was designed to provide incentive compensation awards to encourage superior performance. The Equity Incentive Plan expired in June 2025 and management and the Board will consider potential replacement plans in the future. Greystone also supports employees with an annual confidential employee survey, an Employee Assistance Program and an ethics hotline.

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
•
We are subject to risks related to any resurgence in inflation.
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
•
We recently identified a material weakness in our internal controls over financial reporting and determined that our disclosure controls and procedures were not effective.
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
•
There are risks associated with our ownership of MF Properties.
•
Our reserves for credit losses are based on estimates and may prove inadequate, which could have a material adverse effect on our financial results.
•
Properties related to our investment assets may not be completely insured against damage from natural disasters.
•
Several of California’s largest property insurance providers have previously paused or severely limited their issuance of new policies, or their renewal of existing policies, in the state, which could increase the Partnership’s risk of loss in its MRB portfolio.
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
•
We are subject to various risks associated with our secured line of credit arrangements and mortgage payable.

Risks Related to Ownership of Beneficial Unit Certificates and Preferred Units

•
Cash distributions related to BUCs may change at the discretion of the Partnership’s general partner.
•
A resurgence of inflation may cause the real value of distributions on our BUCs and Preferred Units to decline.
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
•
Appropriations risk related to HUD’s Section 8 housing programs.
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
•
The use of, or inability to use, artificial intelligence by us, our property owners, and our unitholders presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our property owners and vendors.

Risks Related to our Business and Investments

We are managed by our General Partner and engage in transactions with related parties.

The Partnership is managed by its sole General Partner, which is controlled by affiliates of Greystone. In addition, employees of Greystone Manager are responsible for the Partnership’s operations, including the Partnership’s chief executive officer and chief financial officer. The General Partner manages our investments, performs administrative services for us and earns administrative fees that are paid by either the borrowers related to our investment assets or by us, subject to the terms of the Partnership Agreement. The General Partner does not have a fiduciary duty or obligation to any limited partner or BUC holder. Various potential and actual conflicts of interest may arise from the activities of the Partnership and Greystone and its affiliates by virtue of the fact that the General Partner is controlled by Greystone. The General Partner may be removed by a vote of limited partners holding at least 66.7% of outstanding limited partnership interests, voting as a single class. Such removal shall be effective immediately following the admission of a successor general partner.

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

Concerns about the U.S. government’s debt and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our investment portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating stemming from consistently high federal budget deficits could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the market value of our BUCs.

Global financial market dynamics, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. In particular, current military conflicts, including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains may impact our counterparties with which we do business, and specifically our financing counterparties and financial institutions from which we obtain financing for the purchase of our investments, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Partnership’s returns, net income, and CAD. We have no way to predict these events, or their duration or outcomes. Prolonged unrest, military activities, or broad-based sanctions may increase our funding costs or limit our access to the capital markets.

We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our net income and Cash Available for Distribution.

In 2022 and 2023, the U.S. Federal Reserve raised short term interest rates by a total of 5.25% to combat price inflation. In 2024 and 2025, the Federal Reserve cut short-term rates by a total of 1.75%. In addition, the Federal Reserve issued an updated “dot plot” of future short-term interest rate expectations which showed an additional one to two interest rate reductions of 0.25% in 2026 and 2027. Federal Reserve representatives have continued to emphasize that future short-term interest rate changes will be data-dependent with the goal of fulfilling its dual mandate of stable prices and full employment. Future economic data that deviates from current market expectations will likely increase volatility in market interest rates. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rate movements and/or volatility. While we are currently in a lowering-rate cycle, we remain subject to risks if interest rates unexpectedly rise in the future. In periods of rising interest rates, to the extent we borrow money subject to a variable interest rate, our cost of funds would increase, which could reduce our net income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with variable interest rates, subject to specified minimum interest rates (such as a SOFR floor, as applicable), while at the same time engaging in borrowings subject to variable interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such floor rates.

Increases in interest rates may make it more costly for us to service the debt under our financing arrangements. Rising interest rates could also cause the borrowers of the properties we finance through MRBs, GILs, and property loans to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to delays in construction, leasing and stabilization of properties, and corresponding increased defaults. Properties securing our MRB, GIL and property loan investments that have variable interest rates may also experience higher construction costs that may exceed established capitalized interest reserves and other contingency reserves, potentially resulting in shortfalls in contractual debt service payments. Similarly, our JV Equity Investments have variable-rate construction loans and have established capitalized interest reserves during construction. Higher interest rates may result in higher than anticipated construction costs, which may require us to contribute additional equity and/or result in ultimately lower returns and potentially losses during the operating period and upon sale.

We finance the purchase of a significant portion of our investment assets. As a result, our net income and CAD will depend, in part, upon the difference between the rate at which we borrow funds and the yields on our investment assets. If debt financing is unavailable at acceptable rates, we may not be able to purchase and finance additional investments at an acceptable levered return. If we have previously financed the acquisition of an investment, we may be unable to refinance such debt at maturity or may be unable to refinance at acceptable terms. If we refinance our debt at higher rates of interest, our interest expense will increase and our cash flows from operations will be reduced. We can offer no assurance that future changes in market interest rates will not have a material adverse effect on our net income and CAD. If interest rates unexpectedly rise, our cost of funds may further increase, which could reduce our net income and CAD.

We are subject to risks related to any resurgence in inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value or purchasing power of money. Inflation rates may change frequently and significantly due to various factors, including unexpected shifts in the domestic or global economy and changes in economic and fiscal policies, including tariffs. The yields on our investments may not keep pace with inflation, which may result in losses to our Unitholders. This risk is greater for fixed-income investments with longer maturities such as our MRB investments.

While consumer and producer inflation rates have moderated in 2024 and 2025, the aggregate effects of the elevated inflation rates experienced from 2021 to 2023, as well as the potential for a resurgence in inflation, continue to present risks to the Partnership. A resurgence in inflation could cause increases in our general and administrative costs resulting in a decrease in our operating cash flows. A resurgence in inflation may also increase the operating expenses for multifamily properties securing our investment assets. Such cost increases may result in lower debt service coverage for properties related to our investments. Such cost increases may result in less distributable operating cash from our JV Equity Investments and may also result in lower property sales prices causing a reduction in distributions upon capital events. The majority of tenant leases related to multifamily investment assets are for terms of one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent such properties from increasing rental rates in amounts sufficient to offset higher operating costs. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of the area median income. Increases in area median income are not necessarily correlated to increases in property operating costs. A significant mismatch between area median income growth and property operating cost increases could negatively impact net operating cash flows available to pay debt service.

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

Inflation typically is accompanied by higher interest rates, which could adversely impact potential borrowers’ ability to obtain financing on favorable terms, thereby causing a decrease in our number of investment opportunities. In addition, during any periods of rising inflation, interest rates on our variable rate debt financing arrangements would likely increase, which would tend to further reduce returns to Unitholders. Higher interest rates due to the aggregate effects of the recent inflationary environment, or a resurgence in inflation, may also depress investment asset values due to a decrease in demand or increasing cost of operations, such that we may record charges against earnings for asset impairments that may be material.

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

Our MRB investments require the borrower to make regular principal and interest payments during their contractual term. Although our MRB investments are issued by state or local governments, their agencies, and authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each MRB is backed by a non-recourse obligation of the owner of the secured property and the sole source of cash to make regular principal and interest on the MRB is the net cash flow generated by the operation of the secured property and the net proceeds from the ultimate sale or refinancing of the property (except in cases where a property owner or its affiliates has provided a limited guaranty of certain payments). This makes our MRB investments subject to risks usually associated with direct investments in such properties. Defaults may occur if a property is unable to generate or sustain net cash flow at a level necessary to pay its debt service obligations. Net cash flow and net sale proceeds from a property are applied only to debt service payments of the MRB secured by that property and are not available to satisfy debt service obligations on our other MRB investments. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of interest that we earn on our MRB investments, and whether or not we will receive the entire principal balance of the MRB investments as and when due, will depend to a large degree on the economic results of the secured properties.

We may extend property loans to properties experiencing difficulties meeting debt service requirements to avoid defaults on MRBs and protect the tax-exempt nature of MRB interest income. The property loans may be recourse or non-recourse obligations of the property owner and may not be secured by the related property. The primary source of principal and interest payments on these property loans is the net cash flow generated by these properties or the net proceeds from the sale or refinancing of these properties after payment of the related MRBs. The net cash flow from the operation of a property may be impacted by many factors as previously discussed. In addition, any payment of principal and interest is subordinate to payment of all principal and interest of the MRB secured by the property. As a result, there is a greater risk of default on a property loan than on the associated MRB. If a property is unable to pay current debt service obligations on its property loan, a default may occur. We may not be able to or do not expect to pursue foreclosure or other remedies against a property upon default of a property loan if the property is not also in default on the MRB.

Our GIL investments and related property loans require regular interest payments during their contractual term. Although our GIL investments are issued by state or local governments, their agencies, and authorities, they are not general obligations of these governmental entities and are not backed by any taxing authority. Instead, each GIL is a non-recourse obligation of the owner of the secured property. In addition, certain property loans are on parity with the related GIL investments and share a first mortgage lien position on all real and personal property. Contractual interest payments during the contractual term are initially paid using capitalized interest in each property’s development budget. Once capitalized interest has been exhausted for a property, interest is payable from net operating cash flows, which is dependent to a large degree on the property’s operating results. Non-payment risk is somewhat mitigated by partial-to-full guaranties from the developer and/or affiliates during the term of the GIL.

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

Certain MF Properties, in order to receive an abatement of real estate taxes, may enter into voluntary regulatory agreements with local municipalities to adhere to similar rent restrictions, resulting in the same risks as noted above for MRB and GIL investments.

There are risks related to the lease-up of newly constructed or renovated properties that may affect our debt investments secured by these properties.

We acquire MRBs, GILs and property loans to finance properties in various stages of construction or renovation. As construction or renovation is completed, these properties will move into the lease-up phase. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk of default compared to investments secured by mortgages on properties that are stabilized or fully leased. Properties may not achieve expected occupancy or debt service coverage levels. While we may require developers and their affiliates to provide certain payment guaranties during the construction and lease-up phases, we may not be able to do so in all cases, or such guaranties may not fully protect us in the event a property is not leased to an adequate level of rents or economic occupancy as anticipated. In addition, Freddie Mac, through a servicer, has forward committed to purchase our GIL investments at maturity at par if the property has reached stabilization and other conditions are met. If the lease-up of the related properties is either not completed on schedule or rent levels are less than anticipated, then permanent financing proceeds from Freddie Mac may be less than anticipated or fail to meet the conditions for execution of the commitment which may negatively impact the redemption of our investment. In such instances, we will pursue enforcement of payment guaranties from developers and their affiliates.

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

Our GIL investments and related property loans require only interest payments during their contractual term, so all principal is due at the end of the contractual term. The GILs are primarily repaid through a conversion to permanent financing pursuant to a forward commitment from Freddie Mac, through a Freddie Mac-approved seller/servicer. Freddie Mac will purchase each of our GILs once certain conditions are met, at a price equal to the outstanding principal plus accrued interest and convert the GIL into a Freddie Mac TEL Financing. The execution of Freddie Mac’s forward commitments is dependent on completion of construction and various other conditions that each property must meet. If such conditions are not met, then Freddie Mac is not required to purchase the GIL and we will pursue collection via other means. Alternatively, Freddie Mac may purchase the GIL in an amount lower than par, which would then require the borrower to use additional sources to repay the principal on our GIL investment. The property loans related to our GILs are primarily to be repaid from future equity contributions by investors and other forward financing commitments provided by various parties. If Freddie Mac is not required to purchase the GIL and payment of the property loans from available sources is not made, the GIL and property loan will default and our recourse is to foreclose on the underlying property. We will also enforce our available recourse guaranty provisions against the developers and their affiliates. If the value of the property is less than the outstanding principal balance plus accrued interest on the GIL and related property loan, and we are unable to recoup any shortfall through enforcement of guaranties, then we will incur a loss. If there is a default, we are entitled to the borrower's original allocation of LIHTCs, which we can monetize through sales to third-party investors. The value of LIHTCs is dependent on market demand and the underlying property’s ability to cover debt service during the permanent financing phase, which is uncertain.

We are subject to various risks associated with our debt investments secured by seniors housing and skilled nursing properties.

We have acquired MRB investments and property loans secured by seniors housing and skilled nursing properties. We also have JV Equity Investments in market rate seniors housing properties. By their nature, such properties have different operational and financial risks than traditional affordable multifamily properties that impact a property’s ability to pay contractual debt service on our MRB or property loan investment. Such differences will also impact the availability and cost of debt financing associated with such investments.

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

We recently identified a material weakness in our internal controls over financial reporting and determined that our disclosure controls and procedures were not effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, adequate disclosure controls and procedures, and evaluating and reporting on those systems of internal control and disclosure controls and procedures. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our disclosure controls and procedures are processes designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on management’s assessment, we concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2025 and that we had, as of such date, a material weakness in our internal control over financial reporting. The specific factors leading to this conclusion are described in Part II – Item 9A. “Controls and Procedures” of this Annual Report on Form 10–K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Management identified a material weakness with respect to the misapplication of accounting guidance for investments accounted for using the equity method. Specifically, the weakness related to the operating effectiveness of quarterly controls for recording preferred return investment income, the Partnership’s proportionate share of earnings (losses) from investments in unconsolidated entities, and the capitalization of interest costs as a basis difference related to equity method investees that are undergoing development activities. This material weakness in the Partnership’s internal controls over financial reporting resulted in an immaterial error in the previously issued financial statements

During the first quarter of 2026, we implemented a remediation plan to update the design and implementation of controls to remediate this deficiency and enhance the Partnership’s internal control environment. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements and could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

However, after giving full consideration to the material weakness described herein, and based on a number of other factors, as further described in Part II – Item 9A. “Controls and Procedures” of this Annual Report on Form 10–K, the Partnership has concluded that the consolidated financial statements included in this Annual Report on Form 10–K present fairly, in all material respects, the Partnership’s financial position, the results of its operations and its cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our JV Equity Investments are passive in nature with operational oversight of each property controlled by our respective joint venture partner, as managing member, according to the entity’s operating agreement. We have the ability to remove the managing member under certain circumstances under the operating agreements. Five of the properties are managed by a property management company affiliated with our joint venture partner. Decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends, so we have limited influence on the operating policies and procedures for the JV Equity Investments. If we choose to remove the managing member, then we will become the economic owner of the property and will consolidate the property in our consolidated financial statements, which will impact our reported results of operations.

The construction of the properties underlying our JV Equity Investments is dependent on obtaining construction loans from financial institutions that finance approximately 55% to 75% of the total cost of development with terms ranging from three to seven years. Such construction loans typically bear interest at variable rates indexed to SOFR or the Wall Street Journal Prime Rate and are subject to interest rate risk. The development budget for each property includes a capitalized interest component, which may be insufficient if interest rates increase beyond expectations. In such instances, we have contributed additional capital and may contribute further capital to the property to cover any capitalized interest shortfalls, which may negatively impact our return on investment or potentially result in losses.

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

For construction loans related to certain of our JV Equity Investments, we have entered into forward loan purchase agreements which require us to purchase the construction loan from the construction lender at maturity of the loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. Certain forward loan purchase agreements are only effective upon the property’s receipt of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. We would need to purchase the construction loan with cash on hand or obtain alternative financing, which may be less than the original construction loan or at less attractive terms, and negatively impact our liquidity and results of operations. The Partnership has recourse to the managing member of the borrower entity and/or the property's general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. If the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. We may also provide limited guarantees of construction loans associated with JV Equity Investments, which would have similar risks and recourse options as those for properties with forward loan purchase commitments.

There are risks related to the construction of properties underlying our investment assets.

Our various investments are related to new construction or acquisition/rehabilitation of affordable multifamily, seniors housing, skilled nursing, and market-rate multifamily and seniors housing rental properties. Construction of such properties generally takes 18 to 36 months to complete. There is a risk that construction of the properties may be substantially delayed or never completed for many reasons including, but not limited to, (i) insufficient financing to complete the property due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) availability of construction materials and appliances; (iv) inability to obtain governmental approvals; (v) labor disputes; and (vi) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may mitigate some of these risks by obtaining construction completion guaranties from developers or other parties and/or payment and performance bonds from contractors, we may not be able to do so in all cases, or such guaranties or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.

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

As it relates to our JV Equity Investments, if a property is not completed or costs more to complete than anticipated, we may be required to contribute additional capital to support construction and/or operations. During the years ended December 31, 2024 and 2025, we contributed additional equity above our original equity commitments totaling $9.0 million and $4.1 million to various properties to cover cost overruns, higher than anticipated interest costs, and to support operations. We anticipate advancing additional equity to certain JV Equity Investments during the remainder of 2026 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, proceeds from refinancings of the original construction debt, and overall operating results of the underlying properties. Such additional equity may result in lower returns on our investments or we may be unable to recover our initial investment upon sale, which would adversely affect our cash flow and results of operations.

Conditions in the low income housing tax credit markets due to known or potential changes in U.S. corporate tax rates may increase our cost of borrowing, make financing difficult to obtain or restrict our ability to invest in MRB and other investments, each of which may have a material adverse effect on our results of operations and our business.

Many of our debt investments are associated with syndicated partnerships formed to receive allocations of LIHTCs. Conditions in the low income housing tax credit market due to changes in the U.S. corporate tax rates have previously had, and may in the future have, an adverse impact on our cost of borrowings and may also restrict our ability to make additional investments. These conditions, as well as the cost and availability of financing have been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the low income housing tax credit markets may lead many lenders and institutional investors to reduce, and in some cases cease providing, funding to borrowers and our access to debt financing may be adversely affected. Changes in the U.S. tax rates, and the resulting impacts to the low income housing tax credit market, may limit our ability to replace or renew maturing debt financing on a timely basis, may impair our ability to acquire new investments and may impair our access to capital markets to meet our liquidity and growth strategies which may have an adverse effect on our financial condition and results of operations.

In July 2025, passage of the OBBBA permanently increased the state allocation for 9% LIHTC properties by 12%, which are not eligible for tax-exempt financing such as MRBs and GILs. This increase in allocation may result in fewer 4% LIHTC properties that are eligible for MRB and GIL financing. Generally, the long-term impact of the OBBBA on low income housing tax credit markets the Partnership, our unitholders, the developers and owners of the properties underlying our MRBs, GILs, and market-rate joint venture investments, and the multifamily real estate industry in general cannot be reliably predicted at this early stage of the new law's implementation.

There are various risks associated with our commitments to fund investments on a draw-down or forward basis.

We have committed to advance funds for various investments on a draw-down basis during construction. We may also forward commit to purchase MRBs at future dates, contingent upon stabilization of affordable multifamily rental properties. Our gross outstanding investment commitments were approximately $94.5 million as of December 31, 2025. We believe our liquidity sources and debt financing arrangements are sufficient to fund our current investment commitments over time. However, if circumstances change such that our traditional liquidity sources and debt financing arrangements are insufficient, we may need to obtain funds from other sources, including, but not limited to, alternative financing arrangements, sales of assets, or raise additional capital. This could negatively impact our results of operations through higher costs or lower investment returns. We cannot assure you that we will have access to adequate equity or debt capital on favorable terms (including, without limitation, cost, advance rates, and term) at the desired times, or at all, which may cause us to curtail our new investment activities and/or dispose of assets, which could materially adversely affect our operating cash flows and results of operations.

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

As of December 31, 2025, six of our 11 JV Equity Investments are related to market-rate multifamily properties in Texas. In addition, one JV Equity Investment for a property in Texas is reported as a consolidated VIE as of December 31, 2025. Such concentration exposes us to potentially negative effects of local or regional economic downturns, which could prevent us from realizing returns on our investments and recovery of our investment capital.

Our investments in certain asset classes may be concentrated with certain developers and related affiliates.

We typically source our investment assets through our relationships with multifamily property developers. There are concentrations with certain developers with our MRB, GIL, property loan, and JV Equity Investment asset classes. The developers and their affiliates manage the construction and operations of the underlying properties. Though our investment assets are not cross collateralized, management or other issues with an individual developer or its affiliates may impact multiple investment assets associated with the developer, resulting in potential lower debt service coverage, and investment or asset impairments.

Recourse guaranties related to our GIL investments and property loans are concentrated in certain entities.

We typically obtain limited-to-full payment guaranties of the principal and interest during the construction phase from affiliates of borrowers under our MRB and GIL investments. The guarantor affiliates are required to meet certain net worth and liquidity covenants during the term of the guaranties. Such guaranties may be concentrated in certain guarantors if we invest in multiple MRB and GIL investments with the same sponsor and/or developer. Multiple defaults resulting in enforcement of guaranties against a common guarantor may negatively impact our ability to collect under our guaranties.

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

There are risks associated with our ownership of MF Properties.

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

We apply the current expected credit loss model to estimate an allowance for credit losses as required by GAAP accounting guidance. For our GIL, taxable GIL, and property loan investments and unfunded commitments, the measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time a financial asset is first added to the balance sheet and updated quarterly thereafter. The measurement of credit losses for our available-for-sale MRB and taxable MRBs investments are evaluated under a different model under the accounting guidance that focuses on declines in fair value, conditions specific to the security and related collateral, and our intent to hold the investments. If, based on developments and trends, we are required to materially increase our level of allowance for credit losses, such an increase may affect our results of operations, financial condition, and business. Because our methodology for determining allowances may differ from the methodologies employed by other companies, our allowance for credit losses may not be comparable with allowances reported by other companies.

Properties related to our investment assets may not be completely insured against damage from natural disasters.

If a property underlying an investment asset was to be damaged by a natural disaster, such as a hurricane, earthquake, major storm or wildfire, the amount of uninsured losses could be significant, and the property owner may not have the resources to fully rebuild the property. In addition, damage to a property may result in all or a portion of the rental units not being rentable for a period of time. If a property owner does not carry rental interruption insurance, the loss of rental income would reduce the cash flow available to pay principal and interest on MRBs, GILs and property loans secured by the property. In addition, the property owner could also lose their allocation of LIHTCs if the property was not repaired. A loss of rental income would also reduce the cash available from our JV Equity Investments to pay us distributions.

Several of California’s largest property insurance providers have previously paused or severely limited their issuance of new policies, or their renewal of existing policies, in the state, which could increase the Partnership’s risk of loss in its MRB portfolio.

At December 31, 2025, the outstanding principal of the Partnership’s MRBs, taxable MRBs, GILs and taxable GILs secured by multifamily properties located in California were $302.2 million, $25.4 million, $138.8 million, and $44.9 million, respectively. During 2024, several of California’s largest real property hazard insurance providers, including State Farm, Allstate, Farmers, USAA, Travelers, Nationwide, and Chubb, have either paused or severely limited their issuance of new policies, or their renewal of existing policies, in the state. Mounting claims from wildfire damage, the increasing cost of building and repairing residential properties, and a steep increase in reinsurance premiums, as well as state insurance regulations that make it difficult for insurers to adjust premiums in response to the evolving risk landscape, have challenged the capacity of insurance companies to sustainably and profitably offer property insurance in California. The result of these actions has been to limit the availability of property insurance in California for the owners of multifamily properties such as those securing our MRBs, as well as for the residents of those properties. Those multifamily property owners and residents who are able to obtain or renew their property insurance are experiencing or are likely to experience significant increases in premiums.

Many property owners in the State of California have been negatively impacted by the contraction of insurance options in the state and the resulting lack of access to affordable property insurance, which could adversely impact the ability of multifamily property owners to obtain insurance, and escalating premiums and limited coverage options could result in limiting coverage in the event of loss. If any loss suffered by a multifamily property owner relating to an MRB is not insured or exceeds applicable insurance limits, this could increase the risk of loss in our MRB portfolio, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Similarly, we are subject to reinvestment risk on the return of capital from the sale or redemption of our JV Equity Investments. In November 2025, we announced that we are implementing a strategy to reduce our capital allocation to market rate multifamily JV Equity Investments going forward and we expect to reinvest the return of capital from the sale of these investments into primarily new MRB investments. We may also continue acquiring JV Equity Investments related to market rate seniors housing properties. New investment opportunities may not generate the same returns as our prior investments due to factors including, but not limited to, differing risk profiles, elevated interest rates and increasing construction costs. Lower returns on new investment opportunities will result in declining operating results over time.

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

Our ability to fund our operations, meet financial obligations, and finance targeted investment opportunities may be impacted by an inability to secure and maintain debt financing from current or potential future lenders. Our lenders are primarily large global financial institutions or regional commercial banks, with exposure both to global financial markets and to more localized economic conditions. Whether because of a global or local financial crises or other circumstances, such as if one or more of our lenders experience severe financial difficulties, lenders could become unwilling or unable to provide us with financing, could increase our retained interests required for such financing, or could increase the costs of financing.

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

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for various events relating to the assets or with the trust itself. Potential termination triggers related to the securitized assets include non-payment of debt service or other defaults or a determination that the interest on the assets is taxable. Potential termination triggers related to a trust include a downgrade in the investment rating of the trust credit enhancer, a ratings downgrade of the trust liquidity provider, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities, or an inability to obtain credit or liquidity support for the trust. In each of these cases, the trust will be terminated and the securitized assets held by the trusts will be sold. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities plus accrued interest and all trust-related expenses then, we will be required, through our guaranty of the trusts, to fund any such shortfall. We may lose our investment in the residual interest. Our TOB financings are recourse obligations of the Partnership, so the Partnership is liable for losses on the senior trust obligations.

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

During 2025, we received a net return of collateral totaling $5.2 million with Mizuho due to increases in the value of our fixed interest rate investment assets funded with TOB financing resulting from generally declining market interest rates. We have satisfied all collateral calls to date using unrestricted cash on hand. Volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps generally moves inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements. However, such relationships may diverge in the near term, which may result in us being required to post collateral with Mizuho. Our total cash collateral posted at Mizuho was approximately $10.6 million and our net aggregate exposure, as calculated by Mizuho, was approximately zero as of December 31, 2025. If the value of the Partnership’s net aggregate position with Mizuho decreases, then we will be required to post cash collateral equal to the net negative exposure. As of December 31, 2025, our positions with Mizuho subject to daily valuation adjustment consist of $772.5 million of fixed rate MRBs and taxable MRBs, $29.4 million variable rate MRBs and taxable MRBs, $46.1 million of fixed rate property loans, and $280.9 million notional balance of interest rate swaps. Potential changes in the value of our variable rate assets are primarily driven by market credit spreads, not changes in the absolute level of market interest rates, such that valuations are typically at or near par.

We were not required to post any additional collateral with Barclays during 2025. Our net aggregate exposure, as calculated by Barclays, was in favor of the Partnership in an amount of approximately $7.0 million as of December 31, 2025. If the value of the Partnership’s net aggregate position with Barclays decreases over $7.0 million then we will be required to post cash collateral equal to the net negative exposure. Our positions subject to daily valuation adjustment consist of $153.6 million of fixed rate GILs and taxable GILs, $23.0 million of fixed rate MRBs, and $13.6 million notional balance of two interest rate swaps. Potential changes in the value of our variable rate assets are primarily driven by market credit spreads, not changes in the absolute level of market interest rates, such that valuations are typically at or near par.

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

We report our derivative instruments at fair value on our financial statements with changes recorded in net income, which can be significant in periods of interest rate volatility such as during 2022 through 2024. Future interest rate volatility may result in significant period to period volatility in our reported net income over the term of the derivative instruments.

We are subject to various risks associated with our secured line of credit arrangements and mortgage payable.

We have two secured lines of credit that we utilize as temporary financing for our investment acquisitions and for general working capital needs. Balances on our secured lines of credit are secured by certain investment assets pledged as collateral. We are subject to certain financial and non-financial covenants, which if not maintained, will cause a default and acceleration of amounts due, negatively impacting our liquidity. Furthermore, declines in collateral values may trigger requirements that we repay balances or a portion of balances early or limit the amount that can be drawn under a borrowing base calculation for our General LOC. The General LOC has a deficiency guaranty provided by Greystone Select, and is subject to various financial and non-financial covenants. A covenant default by Greystone Select will trigger a default on our obligations under the General LOC supported by Greystone Select and accelerate amounts owed to the lenders.

We have obtained mortgage financing secured by our MF Properties that subject us to certain financial and non-financial covenants, which if not maintained, will cause a default and acceleration of amounts due, negatively impacting our liquidity. The mortgage financing executed in January 2026 includes a partial guaranty by Greystone Select and is subject to various financial and non-financial covenants. A covenant default by Greystone Select, if not cured, will trigger a default on our obligations under the mortgage and accelerate amounts owed to the lenders.

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

A resurgence of inflation may cause the real value of distributions on our BUCs and Preferred Units to decline.

Inflation risk is the risk that the value of income from investments will be worth less in the future as inflation decreases the value or purchasing power of money. Inflation has moderated in recent years after it increased significantly from 2021 to 2023. If there is a resurgence in inflation, which adds to the adverse effects of the recent inflationary period, the real value of our distributions related to BUCs and Preferred Units will decline.

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

On October 24, 2023, the federal banking agencies released a final rule which would have revised the framework that the agencies use to evaluate banks’ records of meeting the credit needs of their entire communities under the CRA. Under the revised framework, banks with assets of at least $2 billion were to be considered large banks, with their retail lending, retail services and products, community development financing and community development services subject to periodic evaluation under complex, multi-part standards, and banks with assets greater than $10 billion were to be subject to enhanced reporting requirements. The rule also would have allowed evaluation of retail lending in areas where banks make loans but do not operate deposit-taking facilities, in addition to traditional deposit-based assessment areas.

The final rule was to become effective April 1, 2024, and banks were to comply with most provisions beginning January 1, 2026, and with the remaining provisions on January 1, 2027. On March 29, 2024, however, the U.S. District Court for the Northern District of Texas granted a preliminary injunction that enjoined the federal banking agencies from enforcing the final rule. As a result, the final rule never took effect, and its implementation dates were stayed pending the outcome of the litigation.

In March 2025, the banking agencies announced their intent to rescind the 2023 final rule and reinstate the pre-existing CRA regulatory framework, which was largely based on regulations originally adopted in 1995 and updated in 2021. The banking agencies subsequently issued a joint notice of proposed rulemaking in July 2025 to formally rescind the 2023 rule and restore the legacy CRA regulations with technical updates, such as inflation-adjusted asset-size thresholds. Until a final rescission rule is adopted, the agencies will continue to apply the pre-2023 CRA regulatory framework in examining banks.

Under the legacy CRA framework currently in effect, banks receive CRA credit for “qualified investments” and community development activities defined under long-standing regulatory criteria, including investments that help meet the credit needs of low- and moderate-income (LMI) individuals and communities, support economic development, and provide community services consistent with safe and sound banking. Many specific activities can qualify, but unlike under the enjoined 2023 final rule, there is no fixed enumerated list of categories codified in the now-rescinded final rule text. Instead, banks and their examiners rely on long-standing guidance on qualifying activities and community development categories.

Because qualification for CRA credit is determined at the institutional level and in the context of a bank’s specific assessment areas and activities, investments are not automatically designated as qualifying at the time of issuance. Accordingly, a financial institution considering an investment – such as the Partnership’s Preferred Units – must evaluate whether the investment is likely to qualify under the applicable CRA regulatory framework and examiner guidance. Final determinations are made by the OCC, Federal Reserve, FDIC, or applicable state bank supervisory agency during their periodic examinations, and there is no assurance that regulators will concur with the institution’s initial determination.

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

In determining whether a particular investment is qualified for CRA credit under the legacy regulatory framework, the General Partner will assess whether the investment has as its primary purpose community development, consistent with traditional CRA guidance. The General Partner will consider, among other factors, whether the investment: (1) benefits LMI individuals or communities; (2) supports community development financial institutions (CDFIs) or minority depository institutions (MDIs); (3) facilitates affordable housing; (4) supports small businesses; or (5) addresses other community development needs consistent with CRA standards. The General Partner maintains documentation, readily available to a financial institution or an examiner, supporting its determination that a Partnership asset is a qualifying investment for CRA purposes.

An investment in the Preferred Units is not a deposit or obligation of, or insured or guaranteed by, any entity or person, including the U.S. Government or the FDIC. The value of the Partnership’s assets will vary, reflecting changes in market conditions, interest rates, and other political and economic factors. There is no assurance that the Partnership can achieve its investment objective, since all investments are inherently subject to market risk. There also can be no assurance that either the Partnership’s investments or Preferred Units of the Partnership will receive investment test credit under the CRA.

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

Income from our property loans, taxable MRBs, taxable GILs, JV Equity Investments and related gains or losses on sale are subject to federal and potentially state income taxes. Income from our MF Properties are also subject to federal and potentially state income taxes. Furthermore, income and gains generated by assets within Greens Hold Co and its subsidiaries are subject to federal, state and local income taxes as the Greens Hold Co is a “C” corporation for income tax purposes.

In July 2025, passage of the OBBBA lowered the private activity bond financing threshold from 50% to 25% for 4% LIHTC projects. This change may result in LIHTC projects receiving lower tax-exempt and higher taxable MRB and GIL financing so that states can allocate tax-exempt bond financing capacity across a greater number of properties. If the Partnership needs to provide greater taxable financing for future MRB and GIL investments, it will increase the proportion of income allocated to our Unitholders that is taxable.

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

Appropriations risk related to HUD’s Section 8 housing programs.

As of December 31, 2025, nine of our 69 MRB properties benefited from project-based Section 8 contracts where rental assistance is tied to specific apartment units, not the tenant. Such contracts are a credit benefit to the MRB property as rent payments are largely funded by HUD. In addition, other units of our MRB properties utilize Section 8 tenant-based housing vouchers where a portion of each tenant’s rental payment is funded by HUD. In recent years, the two Trump Administrations have indicated considerations of changing or reducing potential HUD appropriations for Section 8 programs. However, there have been no reductions in Congressional appropriations for the Section 8 program to date. Future changes to HUD’s Section 8 housing programs may negatively impact rental revenue at MRB properties that utilize project-based Section 8 contracts or tenant-based housing vouchers.

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

The physical effects of climate change could have a material adverse effect on our investments and operating results. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea levels. These conditions may negatively impact the pace and cost of properties under construction. Over time, these conditions could result in declining demand and operating results for properties related to our investment assets. Climate change may also have indirect effects on our business by increasing the cost and/or availability of property insurance and increased repair and maintenance costs. There can be no assurance that climate change will not have a material adverse effect on our investments and operating results.

In recent years, we have noted increasing costs to obtain sufficient water for tenants at properties in dryer climates and locations with drought conditions, specifically in the western and southwestern United States. Properties under construction in these areas are experiencing higher costs to obtain water permits due to water scarcity and high demand, which is increasing the cost of construction. Continued cost increases may negatively impact the net cash flows of operating properties or limit the number of future investment opportunities in these areas if cost increases make properties economically unviable.

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

The use of, or inability to use, artificial intelligence by us, our property owners, and our unitholders presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our property owners and vendors.

Although we have not yet implemented such use, in the future we may use generative artificial intelligence and/or machine learning (collectively, “AI”) tools in our operations. If our competitors and peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged. However, while AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement, or misappropriation of intellectual property, and risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. The results of such errors or inadequacies may adversely affect our business, financial condition, and results of operations. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights.

Cybersecurity threat actors may utilize AI tools to automate and enhance cybersecurity attacks against us. We utilize software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. Such cybersecurity attacks, if successful, could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.

Our property owners also may use AI tools in their products or services without our knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit our or our property owners’ ability to uphold an appropriate level of service and data privacy. If we, our property owners, or other third parties with which we conduct business experience an actual or perceived breach of privacy or security incident due to the use of AI, we may be adversely impacted, lose valuable intellectual property or confidential information, and incur harm to our reputation and the public perception of the effectiveness of our security measures.

In addition, investors, analysts, and other market participants may use AI tools to process, summarize or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or recommendations.

Our inability to adopt new technological capabilities and enhancements, including AI and machine learning, may put us at a competitive disadvantage or cause us to miss opportunities to innovate and achieve efficiencies in our operations which could adversely impact our business, reputation, results of operations, and financial condition.

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

We recorded one JV Equity Investment, Vantage at San Marcos, as a consolidated VIE and is reported within the Market-Rate Joint Venture Investments segment as of December 31, 2025. We own certain land held for development that is reported within the Affordable Multifamily Investments segment as of December 31, 2025. Our real estate assets are summarized as follows:

		December 31, 2025			December 31, 2024
Property Name	Location	Land and Land Improvements	Buildings and Improvements	Carrying Value	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos (1)	San Marcos, TX	$2,513,092	$-	$2,513,092	$2,660,615	$1,136,167	$3,796,782
Land held for development	Richland County, SC	1,109,482	-	1,109,482	1,109,482	-	1,109,482
Real estate assets				$3,622,574			$4,906,264
(1)
The assets are owned by a consolidated VIE for the development of a market-rate multifamily property. See Note 3 of the consolidated financial statements in Item 8 for further information.

In January and February 2026, the Partnership acquired four properties previously owned by non-profit borrowers of certain MRB investments via deed in lieu of foreclosure. See Note 26 to the Partnership’s consolidated financial statements for additional information.

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

BUC Holder Information

As of December 31, 2025, we had 23,266,619 BUCs outstanding held by a total of approximately 14,500 holders of record. In addition, the Partnership had outstanding unvested RUAs for 295,891 BUCs held by 22 individuals as of December 31, 2025.

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

Equity Compensation Plan Information

The Partnership does not have any compensation plans under which equity securities of the Partnership are currently authorized for issuance as of December 31, 2025. The Partnership’s previous Equity Incentive Plan expired on June 23, 2025

Unregistered Sale of Equity Securities

The Partnership did not sell any BUCs or Preferred Units in 2025, 2024, or 2023 that were not registered under the Securities Act of 1933, as amended.

The Partnership did not repurchase any outstanding BUCs during the fourth quarter of 2025.

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

This Item 7 discusses The Partnership's results of operations and financial condition as of and for the year ended December 31, 2025, as compared to as of and for the year ended December 31, 2024. For a discussion of the Partnership's results of operations and financial condition as of and for the year ended December 31, 2024, as compared to as of and for the year ended December 31, 2023, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Business Environment and Current Outlook

As we announced in November 2025, we are implementing our strategy to reduce our capital allocation to market rate multifamily JV Equity Investments. We and the respective managing members are managing the remaining portfolio of market rate multifamily investments to maximize sales prices and returns to the extent possible, with our return of capital from the sale of these investments to be redeployed into primarily tax-exempt MRB investments. The timing of the return of our capital from investment sales and the time required to redeploy this capital will be impactful to our reported earnings during this period of transition. Once capital is returned and subsequently redeployed, we believe this reallocation strategy will result in increased stability of earnings from the regular net interest spread earned on new MRB investments as compared to the sporadic transaction-driven income from JV Equity Investments. We also expect additional MRB investments to increase the proportion of tax-advantaged income allocated to Unitholders in the long term. We will continue leveraging Greystone’s strong lending relationships across affordable housing, seniors housing, and skilled nursing business lines in identifying new MRB investment opportunities.

We believe there continues to be significant unmet demand for affordable multifamily and seniors residential housing in the United States. Government programs that provide direct rental support to low and moderate income residents have not kept up with demand. Therefore, investment programs that promote private sector development and support for affordable housing through MRBs, GILs, tax credits and grant funding to developers, have become more prominent. The types of MRBs and GILs in which we invest offer developers of affordable multifamily housing a low-cost source of construction and/or permanent debt financing. For our leverage programs, we will continue to employ our hedging strategies to reduce our exposure to changes in the interest cost on debt financing related to our fixed rate investments.

The borrowers of our MRBs and GILs were all current on contractual debt service payments as of December 31, 2025. However, we have recorded asset-specific provisions for credit losses for affordable multifamily investments totaling approximately $10.4 million for the year ended December 31, 2025 across three MRBs, three taxable MRBs and one property loan related to certain multifamily properties in South Carolina – The Park at Sondrio Apartments, The Park at Vietti Apartments, and Windsor Shores Apartments. We elected to acquire the underlying properties via deed in lieu of foreclosure in early 2026 in order to manage the properties directly and maximize the value of our investments. In addition, Century Plaza Apartments (formerly The Ivy Apartments) failed to meet certain stabilization requirements under the related MR documents in February 2026 and we elected to acquire the underlying properties via deed in lieu of foreclosure as well. These properties will be real estate owned by the Partnership and reported as MF Properties. We expect operating results to be less than when the investments were held as MRB investments.

In relation to our JV Equity Investments, we remain positive on the market rate senior housing segment of the market. We believe market rate seniors housing industry trends, potential resident demographics, and expected returns remain encouraging, so we will continue to evaluate joint venture equity investment opportunities in the seniors housing segment, though in lower volume than our historical capital allocation to market rate multifamily investments. In December 2025, we closed on a new market rate seniors housing JV Equity Investment for Valage Mt. Rose in Reno, NV. This is our second seniors housing investment with the Valage Development group.

Market dynamics related to our remaining market rate multifamily JV Equity Investments remain challenging. The San Antonio, TX, Austin, TX, and Huntsville, AL markets have experienced record new multifamily unit deliveries in recent years, peaking in 2024. Rental rates and occupancy have declined as these markets absorb new units. This results in downward pressure on leasing velocity and net operating income for these properties. We expect pressure on rental rates and occupancy to lessen at some point in 2026 due to positive unit absorption and limited new construction starts in these markets in 2024 and 2025. The leasing market pressures noted above have made it more difficult for the respective managing members of our stabilized market rate multifamily JV Equity Investments to sell the properties, resulting in longer than expected investment holding periods. In addition, less available and more expensive debt capital have had pronounced effects on property acquisitions by making it harder for potential buyers to obtain attractive financing. Accordingly, we have observed increasing multifamily capitalization rates in recent periods resulting in lower property valuations than the sales prices that were achieved for prior investments sold in 2022 and 2023. Longer holding periods and lower valuations will negatively impact our results of operations. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale and is largely dependent on the sales prices of the related properties. There were no JV Equity Investment property sales in 2024 and we have recognized significantly less investment income and gains on sale from the two JV Equity Investments sold in 2025 as compared to 2022 and 2023. After the current elevated level of new multifamily supply is absorbed, we expect net rents and occupancy to increase, capitalization rates to decline, and property valuations to increase.

Summary Financial Results

As of December 31, 2025 we had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's consolidated statements of operations are reported within the Affordable Multifamily Investments segment. See Notes 2 and 25 to the Partnership’s consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	Percentage of Total	2024	Percentage of Total
Total revenues
Affordable Multifamily Investments	$80,173	93.9%	$82,593	90.5%
Seniors and Skilled Nursing Investments	5,076	5.9%	3,836	4.2%
Market-Rate Joint Venture Investments	41	0.0%	4,669	5.1%
MF Properties	100	0.1%	174	0.2%
Total revenues	$85,390		$91,272

Net income (loss)
Affordable Multifamily Investments	$(309)	4.1%	$19,026	89.2%
Seniors and Skilled Nursing Investments	1,694	-22.2%	2,446	11.5%
Market-Rate Joint Venture Investments	(11,289)	148.3%	(354)	-1.7%
MF Properties	2,290	-30.1%	205	1.0%
Net income (loss)	$(7,614)		$21,323

During the years ended December 31, 2025 and 2024, our net income (loss) was significantly impacted by unrealized (gains) losses on our derivative instrument portfolio, which primarily consists of interest rate swaps. Under the applicable accounting guidance, we report our derivatives at fair value as of each reporting date. The fair value is based on a model that considers observable indices and observable market trades for similar arrangements, such as publicly available current SOFR rates and forward SOFR swap rates. The period-over-period change in the fair value of each derivative that is not directly related to net cash settlements are recorded as unrealized (gains) losses within “Net result from derivative transactions” on our consolidated statements of operations and is included as a component of our reported net income (loss). Unrealized (gains) losses can be significant in periods of significant interest rate volatility. The following table summarizes unrealized losses (gains) by segment for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Unrealized (gains) losses from derivatives
Affordable Multifamily Investments	$5,631	$(1,386)
Seniors and Skilled Nursing Investments	978	(712)
Total unrealized (gains) losses from derivatives	$6,609	$(2,098)

Differences between the respective periods are primarily due to market interest rate changes between reporting dates. The 3-year SOFR swap rate is a reasonable proxy for our interest rate swap portfolio as a whole as our derivatives are primarily SOFR-denominated interest rate swaps and the weighted average life of our interest rate swap portfolio is typically between three and four years. The 3-year SOFR swap rate declined 0.71% from 4.05% as of December 31, 2024 to 3.34% as of December 31, 2025, resulting in significant unrealized losses on our interest rate swap portfolio for the year ended December 31, 2025. The 3-year SOFR swap rate increased 0.30% from 3.75% as of December 31, 2023 to 4.05% as of December 31, 2024, resulting in significant unrealized gains on our interest rate swap portfolio for the year ended December 31, 2024.

Though unrealized (gains) losses may impact our reported net income (loss) period-to-period, the net cash settlements on our interest rate swaps are less variable. Our interest rate swaps are designed such that changes in the monthly net cash settlements will offset the changes in monthly interest costs on our variable-rate debt financings. Our interest rate swaps are subject to monthly net cash settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. If short-term interest rates decline, the interest cost of our variable-rate debt financings will typically decline. Meanwhile, the variable rate payment by the counterparty on our interest rate swap will decline such that our benefit from the monthly net settlement payment will decline. The change in interest cost on our variable-rate debt financing generally offsets the reduced monthly net cash settlement payments associated with the related interest rate swap, such that our net cash flow for the period is not materially impacted by changes in short term interest rate changes. For this reason, we adjust net income (loss) for unrealized losses on our derivative instruments when calculating CAD, a non-GAAP performance measure discussed later in this Item 7, which we consider to be a useful measure of our operating performance.

In addition, we recognized asset-specific provisions for credit losses totaling approximately $10.4 million in the Affordable Multifamily Investments segment for the year ended December 31, 2025, which significantly impacted our reported net income (loss). These provisions are not realized losses but are based on expectations of credit losses after our evaluation of several factors including current and expected operating results of the underlying properties, borrower financial conditions, and estimated collateral values. See the operational matters section of the Affordable Multifamily Investments section discussion in this Item 7. We adjust net income (loss) for provisions for credit losses when calculating CAD, consistent with our historical treatment of non-cash reserves.

In connection with the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2025, the Partnership identified certain immaterial errors in previously issued financial statements. The errors related to the sale of The 50/50 MF Property in December 2022 specific to the deferral of the gain on sale and valuation of the related assets received and liabilities incurred upon sale; errors in the recognition of preferred return investment income from certain equity method investees; errors in the calculations of the Partnership’s proportionate share of earnings (losses) from certain equity method investees when applying the hypothetical liquidation at book value method; and the capitalization of interest costs as a basis difference related to equity method investees that are undergoing development activities. The Partnership concluded the errors were not material to the Partnership’s previously issued consolidated financial statements for any prior annual or interim quarterly period. The Partnership recorded immaterial out-of-period adjustments for the respective lines items during the fourth quarter of the year ended December 31, 2025, such that all out-of-period adjustments are reflected in the results of operations for the year ended December 31, 2025. See the “Immaterial Out-of-Period Adjustments” section of Note 2 of the Partnership’s consolidated financial statements for further details.

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

Environmental Responsibility

Achieving positive environmental and sustainability impacts in connection with our affordable housing investment activity is important to us. Opportunities for positive environmental investments are open to us because private activity bond volume cap and LIHTC allocations are key components of the capital structure for most new construction or acquisition/rehabilitation affordable housing properties financed by our MRB and GIL investments. These resources are allocated by individual states to our property sponsors through a competitive application process under a state-specific QAP as required under Section 42 of the IRC. Each state implements its public policy objectives through an application scoring or ranking system that rewards certain property features. Some of the common features rewarded under individual state QAPs are transit amenities (proximity to various forms of public transportation), proximity to public services (parks, libraries, full scale supermarkets, or a senior center), and energy efficiency/sustainability. Some state-specific QAPs have minimum energy efficiency standards that must be met, such as the use of low water need landscaping, Energy Star appliances and hot water heaters, and GREENGUARD Gold certified insulation. Since we can only finance properties with successful applications, we work with our sponsor clients to maximize these environmental features such that their applications can earn the most points possible under the individual state’s QAP. The following table summarizes total funding commitments related to properties that were awarded both private activity bond cap and LIHTC allocations through state-specific QAPs (inclusive of investments of our Construction Lending JV).

Asset Type	For the Period from January 1, 2022, through December 31, 2025
MRBs and taxable MRBs	$233,375,500
GILs, taxable GILs and property loans	300,051,554
Total	$533,427,054

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of December 31, 2025:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,665	5,897	8,845	10,006	88%	66	10	$919,706,878	61%
GILs and taxable GILs	277	664	910	910	100%	4	1	183,637,300	12%
Total	1,942	6,561	9,755	10,916	89%	70		$1,103,344,178	73%

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

The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Board of Managers is in compliance with the NYSE listing rules and SEC rules applicable to the Partnership. The majority of the members of the Board of Managers meet the independence standards established by the New York Stock Exchange listing rules and the rules of the SEC. All the members of the Audit Committee are independent under the applicable SEC and NYSE independence requirements, two of whom qualify as “audit committee financial experts.” Of the eight Managers of Greystone Manager, one Manager is female.

The Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The following table summarizes the number of meetings and attendance during 2025:

	Number of Meetings	Attendance Percentage
Board of Managers	4	96%
Audit Committee	5	100%

Results of Operations

The tables and following discussions of our changes in results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto in Item 8 of this Report.

The following table compares revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Revenues and Other Income:
Investment income	$71,430	$80,977	$(9,547)	-11.8%
Other interest income	11,684	9,509	2,175	22.9%
Contingent interest income	208	-	208	N/A
Other income	2,068	785	1,283	163.4%
Gain on sale of real estate assets	3,017	64	2,953	N/A
Gain on sale of mortgage revenue bonds	-	2,220	(2,220)	N/A
Gain on sale of investments in unconsolidated entities	186	118	68	57.6%
Earnings (losses) from investments in unconsolidated entities	(12,547)	(2,141)	(10,406)	486.0%
Total Revenues and Other Income	$76,046	$91,532	$(15,486)	-16.9%

Total Revenues and Other Income for the year ended December 31, 2025 compared to the year ended December 31, 2024

Investment income. The decrease in investment income for the year ended December 31, 2025 as compared to the same period in 2024 was due to the following factors:

•
An increase of approximately $8.8 million in interest income from recent MRB advances, offset by a decrease of approximately $5.0 million in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $10.1 million in interest income due to recent GIL redemptions, offset by an increase of approximately $3.0 million in interest income from recent GIL investments;
•
A decrease of approximately $1.6 million in interest income due to lower interest rates and accretion on certain MRBs and a GIL;
•
An decrease of approximately $4.6 million in investment income related to unconsolidated entities consisting of:
o
An increase of approximately $2.2 million in investment income related to preferred return recognized upon the sale of Vantage at Tomball in January 2025 and Vantage at Helotes in May 2025;
o
An increase of approximately $1.9 million in investment income due to a preferred return distribution from Vantage at Loveland in March 2025;
o
A decrease of approximately $3.5 million in investment income due to lower earned preferred return on current investments during 2025 in comparison to 2024; and
o
A decrease of approximately $5.2 million in investment income due to a cumulative out-of-period adjustment (see Note 2 to the consolidated financial statements for further details).

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, taxable GIL investments, and cash balances. The increase in other interest income for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to:

•
An increase of approximately $4.6 million from recent property loan, taxable MRB and taxable GIL investment advances, offset by a decrease of approximately $2.1 million due to recent property loan, taxable MRB and taxable GIL investment redemptions and principal repayments; and

•
A decrease of approximately $813,000 in other interest income due to less interest earned on cash balances.

Contingent interest income. Contingent interest income for the year ended December 31, 2025 related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025. There was no contingent interest income for the year ended December 31, 2024.

Other income. Other income for the year ended December 31, 2025 and 2024 related to the receipt of non-refundable fees for the extension of various MRB, GIL and property loan maturity dates.

Gain on sale of real estate assets. The gain on sale for the year ended December 31, 2025 related to an out-of-period adjustment to the deferred gain on sale of The 50/50 MF Property that occurred in 2022. See Note 2 to the consolidated financial statements for further details. The gain on sale of real estate assets for the year ended December 31, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023.

Gain on sale of mortgage revenue bonds. There was no gain on sale of mortgage revenue bonds for the year ended December 31, 2025. The gain on sale of mortgage revenue bonds for the year ended December 31, 2024 related to:

•
A gain on sale of the Brookstone MRB of approximately $1.0 million related to collection of an unamortized discount upon sale; and
•
A gain on sale of the Arbors at Hickory Ridge MRB of approximately $1.2 million.

Gain on sale of investments in unconsolidated entities. The gain on sale for the year ended December 31, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $149,000 and final settlement of the Vantage at O'Connor and Vantage at Coventry sales that occurred in July 2022 and January 2023, respectively. The gain on sale of investments in unconsolidated entities for year ended December 31, 2024 related to final settlements of the Vantage at Coventry sale that occurred in January 2023, the Vantage at Westover Hills sale that occurred in May 2022, and the Vantage at Murfreesboro sale that occurred in March 2022.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the year ended December 31, 2025 as compared to the same period in 2024 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties have begun operations.

The following table compares Partnership expenses for the periods presented (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Expenses:
Provision for credit losses	9,807	(1,036)	10,843	N/A
Depreciation	9	24	(15)	-62.5%
Interest expense	50,391	60,032	(9,641)	-16.1%
Net result from derivative transactions	3,646	(8,495)	12,141	N/A
General and administrative	18,978	19,653	(675)	-3.4%
Total Expenses	$82,831	$70,178	$12,653	18.0%

Total Expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024

Provision for credit losses. The provision for credit losses for the year ended December 31, 2025 includes asset-specific allowances of approximately $1.7 million related to the Opportunity South Carolina property loan and approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB. These asset-specific provisions were partially offset by a decline in our general allowance for credit losses primarily due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses.

The decrease in the provision for credit losses for the year ended December 31, 2024 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses. The provision for credit losses for the year ended December 31, 2024 also includes the recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB.

Depreciation expense. Depreciation expense for the year ended December 31, 2025 and 2024 related to furniture and equipment owned by the Partnership.

Interest expense. The decrease in interest expense for the year ended December 31, 2025 as compared to the same period in 2024 was due to the following factors:

•
A decrease of approximately $5.5 million due to lower average interest rates on debt financing, net of cash receipts received on interest rate derivatives;
•
An increase of approximately $480,000 due to higher average principal outstanding of approximately $8.9 million;
•
A decrease of approximately $189,000 in amortization of deferred financing costs; and
•
A decrease of approximately $4.4 million due to capitalized interest associated with JV Equity Investments under development, of which approximately $3.4 million is a cumulative out-of-period adjustment (see Note 2 to the consolidated financial statements for further details).

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024
Realized (gains) losses on derivatives, net	$(2,963)	$(6,397)
Unrealized (gains) losses on derivatives, net	6,609	(2,098)
Net result from derivative transactions	$3,646	$(8,495)

Realized gains on derivatives, net, decreased during the year ended December 31, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, were approximately $6.6 million for the year ended December 31, 2025, compared to unrealized gains of approximately $2.1 million for the year ended December 31, 2024, resulting in increased losses of approximately $8.7 million between the two periods. The net increase in unrealized losses was attributable to lower forward interest rates in 2025 and beyond as compared to forward market interest rates as of December 31, 2024. See the “Executive Summary” section of this Item 7 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to decreases of approximately $405,000 in professional and consulting fees and approximately $275,000 in employee compensation and benefits.

Income Tax Expense for the years ended December 31, 2025 and 2024

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans and real estate assets. The Greens Hold Co sold its ownership interest in The 50/50 MF Property to an unrelated non-profit organization in December 2022 and recorded an out-of-period adjustment to gain on sale of approximately $3.0 million in 2025. The income tax expense for the year ended December 31, 2025 primarily related to the deferred tax impact of the gain on sale of The 50/50 MF Property. See Note 2 to the consolidated financial statements for further details. There was minimal taxable income for the Greens Hold Co for the year ended December 31, 2024.

Cash Available for Distribution - Non-GAAP Financial Measures

The Partnership believes that CAD provides relevant information about the Partnership’s operations and is necessary, along with net income, for understanding its operating results. To calculate CAD, the Partnership begins with net income (loss) as computed in accordance with GAAP and adjusts for non-cash expenses or income consisting of depreciation expense, amortization expense related to deferred financing costs, amortization of premiums and discounts, fair value adjustments to derivative instruments, provisions for credit and loan losses, impairments on MRBs, GILs, real estate assets and property loans, deferred income tax expense (benefit), and restricted unit compensation expense. The Partnership also adjusts net income for the Partnership’s share of (earnings) losses of investments in unconsolidated entities related to the Market Rate Joint Venture Investments segment as such amounts are primarily depreciation expenses and development costs that are expected to be recovered upon an exit event. The Partnership also deducts Tier 2 income (see Note 23 to the Partnership’s consolidated financial statements) distributable to the General Partner as defined in the Partnership Agreement and distributions and accretion for the Preferred Units. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies. Although the Partnership considers CAD to be a useful measure of the Partnership’s operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income calculated in accordance with GAAP, or any other measures of financial performance presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income (loss), as determined in accordance with GAAP, to CAD) for the years ended December 31, 2025 and 2024 (all per BUC amounts are presented giving effect to the BUCs Distributions described in Note 23 of the consolidated financial statements on a retroactive basis for all periods presented):

	For the Years Ended December 31,
	2025	2024
Net income (loss)	$(7,613,745)	$21,323,333
Unrealized (gains) losses on derivatives, net	6,609,475	(2,097,900)
Depreciation expense	8,965	23,867
Provision for credit losses (1)	9,807,134	(867,000)
Reversal of gain on sale of real estate assets (2)	(3,017,410)	-
Amortization of deferred financing costs	1,461,472	1,653,805
Restricted unit compensation expense	2,118,179	1,891,633
Deferred income taxes	812,685	2,435
Redeemable Preferred Unit distributions and accretion	(3,916,050)	(2,991,671)
Tier 2 income allocable to the General Partner (3)	(89,159)	(309,858)
Recovery of prior credit loss (4)	40,073	(69,000)
Bond premium, discount and acquisition fee amortization, net of cash received	374,557	1,247,066
(Earnings) losses from investments in unconsolidated entities	12,517,130	2,140,694
Total CAD	$19,113,306	$21,947,404

Weighted average number of BUCs outstanding, basic	23,179,521	23,071,141
Net income (loss) per BUC, basic	$(0.52)	$0.76
Total CAD per BUC, basic	$0.82	$0.95
Cash Distributions declared, per BUC	$1.22	$1.478
BUCs Distributions declared, per BUC (5)	$-	$0.07

(1)
The adjustments reflect the change in allowances for credit losses under the CECL standard which requires the Partnership to update estimates of expected credit losses for its investment portfolio at each reporting date. Credit losses are not reported within CAD until such losses are realized. The provision for credit loss includes asset-specific provisions for credit losses for affordable multifamily investments totaling approximately $10.4 million for the year ended December 31, 2025, respectively. In connection with the final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB in July 2024, the Partnership recovered approximately $169,000 of its previously recognized allowance credit loss which is not included as an adjustment to net income in the calculation of CAD for the year ended December 31, 2024.
(2)
The gain on sale of real estate assets from the sale of The 50/50 MF Property represented a recovery of prior depreciation expense that was not reflected in the Partnership’s previously reported CAD, so the gain on sale was deducted from net income in determining CAD for 2025. See the "Results of Operations" in this Item 7 for further detail on the adjustment.
(3)
As described in Note 23 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner. Tier 2 income for the year ended December 31, 2025 related to the gain on sale of Vantage at Helotes and the premium received upon redemption of the Companion at Thornhill Apartments MRB. For the year ended December 31, 2024, Tier 2 income allocable to the General Partner consisted of approximately $310,000 related to the gain on sale of the Arbors at Hickory Ridge MRB in November 2024.

(4)
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

The reported CAD for the year ended December 31, 2025 includes the impact of immaterial out-of-period adjustments for errors included in the Partnership’s previously reported audited consolidated financial statements for the fiscal years ended December 31, 2022, 2023, and 2024. The correction of immaterial out-of-period errors resulted in a net decrease in CAD of approximately $1.3 million for the year ended December 31, 2025. See Note 2 to the consolidated financial statements in Item 8 for further details.

In connection with the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2025, the Partnership identified certain immaterial errors in previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2025. The Partnership assessed the aggregate effects and materiality of these errors and concluded the errors were not material to the previously issued quarterly consolidated financial statements. The Partnership will voluntarily revise the quarterly financial statements and the related reconciliations of net income (loss) to CAD for the quarters ended March 31, June 30, and September 30, 2025 that will be included in the Partnerships’ quarterly reports during the year ended December 31, 2026. The following is a summary of the impacts on line items within the reconciliation of net income (loss) to CAD for the quarters ended March 31, June 30, and September 30, 2025:

•
Decreases in net income (loss) of approximately $924,000, $1.2 million, and $1.1 million for the quarters ended March 31, June 30, and September 30, 2025, respectively; and
•
Increases in the adjustment for (earnings) losses from investment in unconsolidated entities of approximately $759,000, $721,000, and $612,000 for the quarters ended March 31, June 30, and September 30, 2025, respectively.

The net impact of the above line items on the previously reported quarterly CAD amounts were decreases of approximately $165,000, $462,000, and $505,000 for the quarters ended March 31, June 30, and September 30, 2025, respectively.

Portfolio Information

The following tables summarize occupancy and other information regarding the properties underlying our various investments. The narrative discussion that follows provides a brief operating analysis of each investment asset class as of and for the years ended December 31, 2025 and 2024.

Non-Consolidated Properties - Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of December 31, 2025. Debt service on our MRBs for the non-consolidated stabilized properties was current as of December 31, 2025. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,		Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the year ended December 31,
Property Name	State	2025		2025	2024	2025	2024
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45		91%	100%	91%	107%
Courtyard	CA	108		99%	100%	92%	94%
Glenview Apartments	CA	88		92%	98%	88%	91%
Harden Ranch	CA	100		98%	100%	95%	97%
Harmony Court Bakersfield	CA	96		99%	93%	94%	94%
Harmony Terrace	CA	136		96%	99%	127%	125%
Las Palmas II	CA	81		100%	100%	92%	97%
Montclair Apartments	CA	80		100%	100%	98%	99%
Montecito at Williams Ranch Apartments	CA	132		94%	97%	102%	104%
Montevista	CA	82		95%	98%	97%	103%
Ocotillo Springs	CA	75		97%	97%	99%	100%
San Vicente	CA	50		98%	100%	96%	96%
Santa Fe Apartments	CA	89		89%	97%	84%	96%
Seasons at Simi Valley	CA	69		96%	93%	112%	120%
Seasons Lakewood	CA	85		99%	99%	102%	107%
Seasons San Juan Capistrano	CA	112		100%	99%	98%	97%
Solano Vista	CA	96		100%	90%	88%	94%
Summerhill	CA	128		99%	95%	93%	97%
Sycamore Walk	CA	112		98%	99%	89%	95%
The Village at Madera	CA	75		97%	96%	101%	105%
Tyler Park Townhomes	CA	88		99%	98%	99%	98%
Vineyard Gardens	CA	62		100%	100%	105%	103%
Wellspring Apartments	CA	88		91%	98%	103%	88%
Westside Village Market	CA	81		100%	100%	96%	98%
Handsel Morgan Village Apartments (4)	GA	45		100%	n/a	97%	n/a
Renaissance	LA	208		85%	90%	77%	79%
Live 929 Apartments	MD	575		92%	91%	92%	82%
Jackson Manor Apartments	MS	60		100%	100%	98%	96%
Silver Moon (5)	NM	151		n/a	n/a	n/a	n/a
Village at Avalon	NM	240		98%	98%	90%	98%
Columbia Gardens	SC	188		83%	100%	77%	87%
Village at River's Edge	SC	124		94%	85%	85%	91%
Willow Run	SC	200		86%	100%	74%	87%
Avistar at Copperfield	TX	192		91%	95%	85%	89%
Avistar at the Crest	TX	200		81%	90%	80%	88%
Avistar at the Oaks	TX	156		77%	93%	67%	86%
Avistar at the Parkway	TX	236		64%	90%	63%	74%
Avistar at Wilcrest	TX	88		67%	86%	70%	83%
Avistar at Wood Hollow	TX	409		87%	82%	68%	76%
Avistar in 09	TX	133		81%	94%	81%	91%
Avistar on the Boulevard	TX	344		63%	83%	66%	75%
Avistar on the Hills	TX	129		76%	88%	66%	83%
Bruton Apartments	TX	264		73%	72%	45%	58%
Concord at Gulfgate	TX	288		88%	88%	80%	85%
Concord at Little York	TX	276		76%	82%	68%	77%
Concord at Williamcrest	TX	288		77%	90%	75%	83%
Crossing at 1415	TX	112		78%	82%	72%	81%
Decatur Angle	TX	302		84%	82%	65%	63%
Esperanza at Palo Alto	TX	322		89%	85%	67%	73%
Heights at 515	TX	96		78%	91%	76%	84%
Heritage Square	TX	204		81%	86%	70%	86%
Oaks at Georgetown	TX	192		96%	87%	61%	70%
15 West Apartments	WA	120		91%	99%	92%	97%

MRB Seniors Housing and Skilled Nursing Properties-Stabilized (3)
Village Point (6)	NJ	120	(6)	87%	88%	n/a	n/a

		8,420		86.7%	90.7%	80.3%	85.2%

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

Comparison of the years ended December 31, 2025 and 2024

Physical occupancy as of December 31, 2025 decreased from the same period in 2024 due primarily to occupancy declines at various properties located in Texas - primarily in San Antonio and Houston. These markets have experienced large increases in the supply of available multifamily units in recent periods. Overall higher vacancy levels in these markets are putting pressure on leasing at the properties related to our MRBs. We observed new construction starts in these markets declined sharply starting in late 2023 in San Antonio and mid-2024 in Houston and we expect that occupancy will recover once available units are absorbed and new supply deliveries decline in the near term. The overall physical occupancy for Texas properties as of December 31, 2025 is down approximately 6% from 2024 due to these market factors. The borrowers are still current on MRB debt service. Avistar at Copperfield, Avistar at the Oaks and Avistar on the Boulevard have also experienced declining occupancy due to units being repaired or rebuilt after apartment fires. If there are continuing declines in operating results of the properties such that the borrowers are unable to make contractual principal and interest payments on our MRBs, we may receive forbearance requests or experience MRB defaults. We may choose to provide support to the borrowers through supplemental property loans to prevent such MRB defaults, which will be considered on a case-by-case basis. We will continue to monitor results and discuss property operations with the individual borrowers.

Economic occupancy for the year ended December 31, 2025 decreased from the same period in 2024 due primarily to decreases in rental revenue at various properties in Texas as a result of the declines in physical occupancy noted above. The overall economic occupancy for Texas properties as of December 31, 2025 is lower than December 31, 2024 due to downward pressure on rental rates from high local competition. Some Texas properties are offering concessions to new tenants to increase occupancy, which will cause a temporary decline in economic occupancy. Elsewhere, Willow Run reported a large decline in economic occupancy due to significant bad debts recognized in the first quarter of 2025. Such declines were partially offset by improving economic occupancy at Live 929 Apartments as a result of higher physical occupancy.

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

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2024. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and are realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 5.2% during the year ended December 31, 2025 as compared to the same period in 2024, which is higher than average historical annual rent increases. Accordingly, declines in economic occupancy don’t necessarily result in declines in overall net rental revenues available to pay debt service at the individual properties. We observed a decrease in same-property net rental revenue of 0.7% during the year ended December 31, 2025 as compared to the same period in 2024 due to lower physical occupancy.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of December 31, 2025, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of December 31, 2025, debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of December 31,		Physical Occupancy (1) as of December 31,		Economic Occupancy (2) for the year ended December 31,
Property Name	State	2025		2025	2024	2025	2024
MRB Multifamily Properties-Non Stabilized (3)
Residency at the Mayer (4)	CA	79		72%	n/a	n/a	n/a
MaryAlice Circle Apartments (4)	GA	98		82%	81%	75%	n/a
Woodington Gardens Apartments	MD	197		90%	95%	91%	93%
The Ivy Apartments	SC	212		85%	90%	57%	70%
The Park at Sondrio Apartments	SC	271		69%	75%	63%	60%
The Park at Vietti Apartments	SC	204		79%	94%	77%	72%
Windsor Shores Apartments	SC	176		78%	95%	75%	78%
Agape Helotes (4)	TX	288		82%	n/a	82%	n/a
Aventine Apartments	WA	68		90%	84%	89%	88%
The Safford (4)	AZ	200		99%	n/a	69%	n/a
40rty on Colony - Series P (4)	CA	40		23%	n/a	n/a	n/a
Residency at Empire (4)	CA	148		n/a	n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200		n/a	n/a	n/a	n/a
Village at Hanford Square (4)	CA	100		n/a	n/a	n/a	n/a
		2,281

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4), (5)	MI	164	(5)	72%	n/a	n/a	n/a

GIL Multifamily Properties-Non Stabilized (3)
Poppy Grove I (4)	CA	147		97%	n/a	n/a	n/a
Poppy Grove II (4)	CA	82		99%	n/a	n/a	n/a
Poppy Grove III (4)	CA	158		99%	n/a	n/a	n/a
Residency at Sky Village Hollywood (4)	CA	523		n/a	n/a	n/a	n/a
		910

Grand total		3,355

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
(4)
Physical and economic occupancy information is not available for the periods indicated as the related investment was under construction, rehabilitation, or was recently acquired.
(5)
Meadow Valley is a seniors housing property with 164 beds in 154 units. Physical occupancy is based on the beds occupied on the last day of the period. Economic occupancy is not reported for skilled nursing properties.

As of December 31, 2025, construction or rehabilitation of the following multifamily MRB properties is complete: Residency at the Mayer, Residency at the Entrepreneur, Residency at the Empire, 40rty on Colony, Village at Hanford Square, MaryAlice Circle Apartments, and The Safford. Agape Helotes is continuing its conversion from market-rate units to rent-restricted units after purchase of the property by a non-profit entity in May 2025. Aventine Apartments and Woodington Garden Apartments are under-going in-place rehabilitations and will report occupancy during the rehabilitation period.

As noted elsewhere in this report, The Park at Sondrio Apartments, The Park at Vietti Apartments, Windsor Shores Apartments, and The Ivy Apartments did not meet stabilization requirements under the MRB documents and the Partnership acquired the properties via deed-in-lieu of foreclosure in early 2026.

As of December 31, 2025, Meadow Valley has completed construction and is in lease-up.

As of December 31, 2025, Poppy Grove I, Poppy Grove II, and Poppy Grove III have substantially completed construction and are nearly fully leased. The permanent conversion process to Freddie Mac’s forward TEL commitment is being finalized. Residency at Sky Village Hollywood is a new construction property that is in the pre-development phase.

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

					Physical Occupancy (1) as of December 31,
Property Name	State	Construction Completion Date	Planned Number of Units		2025	2024	Revenue for the three months ended December 31, 2025 (2)	Sale Date	Per-unit Sale Price
Most Recent Property Sales
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	n/a	n/a	June 2023	174,000
Vantage at Tomball	TX	April 2022	n/a		n/a	n/a	n/a	January 2025	148,000
Vantage at Helotes	TX	November 2022	n/a		n/a	n/a	n/a	May 2025	170,000

Operating Properties
Vantage at Fair Oaks	TX	May 2023	288		89%	86%	$1,146,632	n/a	n/a
Vantage at Hutto	TX	December 2023	288		90%	91%	1,104,566	n/a	n/a
Vantage at McKinney Falls	TX	July 2024	288		85%	58%	1,010,642	n/a	n/a
Vantage at Loveland	CO	October 2024	288		90%	42%	1,365,225	n/a	n/a
Freestone Cresta Bella	TX	November 2024	296		66%	10%	996,371	n/a	n/a
Valage Senior Living Carson Valley	NV	April 2025	102	(3)	73%	n/a	1,586,868	n/a	n/a
Freestone Greenville	TX	September 2025	300		25%	n/a	254,303	n/a	n/a
The Jessam at Hays Farm	AL	December 2025	318		10%	n/a	95,734	n/a	n/a
Freestone Ladera	TX	December 2025	288		7%	n/a	36,558	n/a	n/a

Properties in Planning
Vantage at San Marcos (4)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a
Valage Senior Living Mt. Rose	NV	n/a	122		n/a	n/a	n/a	n/a	n/a

			3,162

(1)
Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)
Revenue is attributable to the property underlying the Partnership's equity investment and is not included in the Partnership's income.
(3)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(4)
The property is reported as a consolidated VIE as of December 31, 2025 (see Note 3 to the Partnership's consolidated financial statements).

Nine properties have completed construction and are leasing. Three investments are still in the planning phase and have not commenced construction. We regularly discuss operations and lease-up progress with the respectively managing members and property management service providers. Once occupancy is stabilized above 90%, the managing member will likely evaluate options for the sale of the property.

Affordable Multifamily Investments Segment

The Partnership’s primary purpose is to acquire and hold as investments a portfolio of MRBs which have been issued to provide construction and/or permanent financing for residential properties and commercial properties in their market area. We have also invested in taxable MRBs, GILs, taxable GILs and property loans which are included within this segment. We also report the Partnership’s proportionate share of earnings from our Construction Lending JV within this segment. The first capital call and investment for the Construction Lending JV occurred in April 2025. All “General and administrative expenses” on our consolidated statements of operations are reported within this segment.

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

The following table compares operating results for the Affordable Multifamily Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Affordable Multifamily Investments
Total revenues	$80,173	$82,593	$(2,420)	-2.9%
Expenses:
Provision for credit losses	9,804	(1,254)	11,058	-881.8%
Depreciation expense	9	24	(15)	-62.5%
Interest expense	48,675	54,567	(5,892)	-10.8%
Net result from derivative transactions	2,986	(7,202)	10,188	-141.5%
General and administrative expenses	18,978	19,653	(675)	-3.4%
Total expenses	80,452	65,788	14,664	22.3%
Other income:
Gain on sale of mortgage revenue bonds	-	2,220	(2,220)	N/A
Earnings (losses) from investments in unconsolidated entities	(30)	-	(30)	N/A
Segment net income (loss)	$(309)	$19,025	$(19,334)	-101.6%

Comparison of the years ended December 31, 2025 and 2024

Total revenues decreased in 2025 as compared to 2024 due primarily to:

•
An increase of approximately $8.0 million in interest income from recent MRB advances, offset by a decrease of approximately $5.0 million in interest income due to MRB redemptions and principal repayments;
•
A decrease of approximately $10.1 million in interest income due to recent GIL redemptions, offset by an increase of approximately $3.0 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $2.1 million in other interest income from higher average property loan, taxable MRB and taxable GIL investment balances;
•
An increase of approximately $1.2 million in other income related to greater non-refundable fees for the extension of various MRB and GIL maturity dates;
•
An increase of approximately $208,000 in contingent interest income related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025;
•
A decrease of approximately $1.6 million in interest income due to lower interest rates and accretion on certain MRBs and a GIL; and
•
A decrease of approximately $813,000 in other interest income due to less interest earned on cash balances.

The provision for credit losses for the year ended December 31, 2025 includes asset-specific allowances of approximately $1.7 million related to the Opportunity South Carolina property loan and approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB. These asset-specific provisions were partially offset by a decline in our general allowance for credit losses primarily due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses.

The decrease in the provision for credit losses for the year ended December 31, 2024 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses. The provision for credit losses for the year ended

December 31, 2024 included a recovery of our previously recorded allowance for credit loss for the Provision Center 2014-1 MRB in the amount of approximately $169,000 due to receipt of final bankruptcy proceeds that exceeded prior estimates.

Depreciation expense for the years ended December 31, 2025 and 2024 related to furniture and equipment owned by the Partnership.

Total interest expense decreased for 2025 as compared to the same period in 2024 due primarily to:

•
A decrease of approximately $5.1 million due to lower average interest rates on debt financing; and
•
A decrease of approximately $145,000 in amortization of deferred financing costs.

Net result from derivative transactions consists of realized and unrealized gains (losses) from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024
Realized (gains) losses on derivatives, net	$(2,645)	$(5,816)
Unrealized (gains) losses on derivatives, net	5,631	(1,386)
Net result from derivative transactions	$2,986	$(7,202)

Realized gains on derivatives, net, decreased during the year ended December 31, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, were approximately $5.6 million for the year ended December 31, 2025, compared to unrealized gains of approximately $1.4 million for the year ended December 31, 2024, resulting in increased losses of approximately $7.0 million between the two periods. The net increase in unrealized losses was attributable to lower forward interest rates in 2025 and beyond as compared to forward market interest rates as of December 31, 2024. See the “Executive Summary” section of this Item 7 for additional discussion.

The decrease in general and administrative expenses for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to decreases of approximately $405,000 in professional and consulting fees and approximately $275,000 in employee compensation and benefits.

There was no gain on sale of mortgage revenue bonds for the year ended December 31, 2025. The gain on sale of mortgage revenue bonds for the year ended December 31, 2024 related to:

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

	For the Years Ended December 31,
	2025			2024
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$929,690	$57,431	6.2%	$893,122	$55,683	6.2%	(1)
Governmental issuer loans	139,543	9,754	7.0%	213,186	17,183	8.1%
Property loans	46,225	3,221	7.0%	63,510	4,710	7.4%
Other investments	71,458	5,342	7.5%	26,350	1,879	7.1%
Total interest-earning assets	$1,186,916	$75,748	6.4%	$1,196,168	$79,455	6.6%
Contingent interest income		208			-
Other income		1,958			785
Non-investment income		2,259			2,527
Total revenues		$80,173			$82,767

Interest-bearing liabilities:
Lines of credit	$7,970	$473	5.9%	$7,820	$632	8.1%
Fixed TEBS Financing	230,133	9,233	4.0%	238,169	9,538	4.0%
Fixed TEBS Residual Financing	49,440	3,551	7.2%	59,232	4,231	7.1%
Variable TEBS Financing	-	-	N/A	50,858	2,851	5.6%
Fixed 2024 PFA Securitization Transaction	65,117	3,223	4.9%	11,578	617	5.3%
Fixed term TOB trust financing	-	-	N/A	9,772	485	5.0%
Variable TOB trust financing	642,209	30,969	4.8%	623,539	34,838	5.6%
Realized gains on interest rate swaps, net	N/A	(2,645)	N/A	N/A	(5,831)	N/A
Total interest-bearing liabilities	$994,869	$44,804	4.5%	$1,000,968	$47,361	4.7%
Net interest spread (2)		$30,944	2.6%		$32,094	2.7%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		47,449			53,192
Amortization of deferred finance costs		1,226			1,375
Total interest expense		$48,675			$54,567

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

	For the Years Ended December 31, 2025 vs. 2024
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$1,748	$2,280	$(532)	(1)
Governmental issuer loans	(7,429)	(5,936)	(1,493)
Property loans	(1,489)	(1,282)	(207)
Other investments	3,463	3,217	246
Total interest-earning assets	$(3,707)	$(1,721)	$(1,986)

Interest-bearing liabilities:
Lines of credit	$(159)	$12	$(171)
Fixed TEBS Financing	(305)	(305)	-
Fixed TEBS Residual Financing	(680)	(680)	-
Variable TEBS Financing	(2,851)	(2,851)	-
Fixed 2024 PFA Securitization Transaction	2,606	2,606	-
Fixed term TOB trust financing	(485)	(485)	-
Variable TOB trust financing	(3,869)	1,043	(4,912)
Realized gains on interest rate swaps, net	3,186	N/A	3,186
Total interest-bearing liabilities	$(2,557)	$(660)	$(1,897)
Net interest spread change	$(1,150)	$(1,061)	$(89)

(1)
The average change attributable to rate includes $1.1 million of discount accretion on the Southpark MRB upon redemption at par in the third quarter of 2024.

Operational matters

See the section in this Item 7 titled “Portfolio Information” for discussion of physical and economic occupancy results and trends for our MRB and GIL investments.

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs as of December 31, 2025. However, as noted in previous quarters, the properties related to The Park at Sondrio Apartments MRB, The Park at Vietti Apartments MRB , and the Windsor Shores Apartments MRB have failed to meet the originally underwritten levels and collateral values are less than originally expected. We have recorded asset-specific provisions for credit losses for affordable multifamily investments totaling approximately $10.4 million for the year ended December 31, 2025. The provisions for credit losses related to The Park at Sondrio Apartments, The Park at Vietti Apartments, and the Windsor Shores Apartments MRBs and taxable MRBs totaling approximately $8.7 million, plus an asset-specific provision for credit loss of approximately $1.7 million for funds loaned to Opportunity South Carolina as property support loans for The Park at Sondrio Apartments and The Park at Vietti Apartments MRB properties. In January 2026 and February 2026, the three respective borrowers failed to meet the stabilization criteria in the MRB documents and we chose to acquire the three properties via deed in lieu of foreclosure. In addition, in February 2026, the borrower for The Ivy Apartments MRB also failed to meet the stabilization criteria in the MRB documents and we elected to acquire the property via deed in lieu of foreclosure as well. We believe acquiring and actively managing the properties, with the assistance of a well-regarded third-party property management company, will maximize the value to the Partnership. Each property has a minority member that is a non-profit entity, which will allow us to pursue a regulatory agreement to continue operating the properties subject to rental restrictions in exchange for an abatement of real estate taxes. These four properties will be consolidated in the Partnership’s consolidated financial statements beginning in the first quarter of 2026 and will be reported within the MF Properties segment.

Our sole student housing property securing an MRB, Live 929 Apartments, was 92% occupied as of December 31, 2025, and is current on MRB debt service. Property occupancy and rental rates are consistent with the prior year. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. The property is expected to pay all operating expenses and debt service from operating cash flows for the 2025-2026 academic year and has begun pre-leasing for the Fall 2026 term.

Construction is complete for the affordable multifamily properties underlying the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs and the properties have commenced leasing operations as of December 31, 2025. All GILs and taxable GILs for these investments are scheduled to redeem in the first and second quarter of 2026. Freddie Mac, through a servicer, has forward committed to purchase each GIL at maturity at par if the property has reached stabilization and other conditions are met. We expect such commitments to be exercised in the first and second quarters of 2026 with proceeds, in addition to LIHTC equity contributions, sufficient to repay the outstanding balances on our GIL and taxable GIL investments. The Residency at Sky Village Hollywood property is in the pre-development phase.

We own various MRBs and taxable MRBs that finance the construction or rehabilitation of affordable multifamily properties. We regularly monitor construction progress at the underlying properties and have noted no material cost overruns or supply chain disruptions for either construction materials or labor. Borrowers for all such MRBs are current on debt service as of December 31, 2025. In many instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default.

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

As of December 31, 2025, we owned two MRBs with aggregate outstanding principal of $66.2 million, with an outstanding commitment to provide additional funding of $750,000 on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 164 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. As of December 31, 2025, the Partnership also had a property loan with a principal balance of $7.3 million used to facilitate the purchase of a portfolio of nine essential healthcare support buildings located in eastern Pennsylvania. The loan is subordinate to the senior debt of the borrower and secured by a first priority security interest in master lease payments guaranteed by an investment grade healthcare system.

The following table compares the operating results for the Seniors and Skilled Nursing Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$5,076	$3,836	$1,240	32.3%
Expenses:
Provision for credit losses	3	218	(215)	-98.6%
Interest expense	2,719	2,465	254	10.3%
Net result from derivative transactions	660	(1,293)	1,953	-151.0%
Total expenses	3,382	1,390	1,992	143.3%
Segment net income	$1,694	$2,446	$(752)	-30.7%

Comparison of the years ended December 31, 2025 and 2024

Total revenues increased for the year ended December 31, 2025 as compared to the same period in 2024 due to higher average principal balances of approximately $13.7 million.

The provision for credit losses for the year ended December 31, 2025 was minimal. The provision for credit losses for the year ended December 31, 2024 related to the initial allowance for credit loss for a new property loan investment during 2024.

Interest expense increased for the year ended December 31, 2025 as compared to the same period in 2024 primarily due to:

•
An increase of approximately $648,000 due to an increase in the average outstanding principal of our debt financing instruments of approximately $11.7 million; and
•
A decrease of approximately $376,000 due to lower average interest rates on debt financing.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024
Realized (gains) losses on derivatives, net	$(318)	$(581)
Unrealized (gains) losses on derivatives, net	978	(712)
Net result from derivative transactions	$660	$(1,293)

Realized gains on derivatives, net, decreased during the year ended December 31, 2025 as compared to the same period in 2024 due to generally decreasing spot interest rates during 2024 and 2025. Unrealized losses on derivatives, net, were approximately $978,000 for the year ended December 31, 2025, compared to unrealized gains of approximately $712,000 for the year ended December 31, 2024, resulting in increased losses of approximately $1.7 million between the two periods. The net increase in unrealized losses was attributable to lower forward interest rates in 2025 and beyond as compared to forward market interest rates as of December 31, 2024. See the “Executive Summary” section of this Item 7 for additional discussion.

Market-Rate Joint Venture Investments Segment

The Market-Rate Joint Venture Investments segment consists of our noncontrolling joint venture equity investments in market-rate multifamily properties, also referred to as our investments in unconsolidated entities or JV Equity Investments. Our JV Equity Investments are passive in nature. Operational oversight of each property is controlled by our respective joint venture partners according to each respective entity’s operating agreement. Five of the properties are managed by a property management company affiliated with our joint venture partners. Decisions on when to sell an individual property are made by our respective joint venture partners based on their views of the local market conditions and current leasing trends.

As noted in the “Executive Summary” section in this Item 7, because of the challenges in the market rate multifamily markets, we will be implementing a strategy to reduce our capital allocation to market rate multifamily JV Equity Investments going forward. We and the respective managing members will manage the remaining portfolio of market rate multifamily investments to maximize sales prices and returns to the extent possible, with our return of capital from the sale of these investments to be redeployed into primarily MRB investments.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$41	$4,669	$(4,628)	-99.1%
Expenses:
Interest expense	(1,002)	3,000	(4,002)	-133.4%
Other income:
Gain on sale of investments in unconsolidated entities	186	118	68	57.6%
Earnings (losses) from investments in unconsolidated entities	(12,517)	(2,141)	(10,376)	484.6%
Segment net income	$(11,288)	$(354)	$(10,934)	3088.7%

Comparison of the years ended December 31, 2025 and 2024

The decrease in total revenues for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to the following:

•
An increase of approximately $2.2 million in investment income related to preferred return recognized upon the sale of Vantage at Tomball in January 2025 and Vantage at Helotes in May 2025;
•
An increase of approximately $1.9 million in investment income due to a preferred return distribution from Vantage at Loveland in March 2025;
•
A decrease of approximately $3.5 million in investment income due to lower earned preferred return on current investments during 2025 in comparison to 2024; and
•
A decrease of approximately $5.2 million in investment income due to a cumulative out-of-period adjustment (see Note 2 to the consolidated financial statements for further details).

Interest expense for the years ended December 31, 2025 and 2024 is related to our General LOC that is primarily secured by our JV Equity Investments. The decrease in interest expense is primarily due approximately $4.4 million of capitalized interest associated with JV Equity Investments under development, of which approximately $3.4 million is a cumulative out-of-period adjustment (see Note 2 to the consolidated financial statements for further details).

The gain on sale for the year ended December 31, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $149,000 and final settlement of the Vantage at O'Connor and Vantage at Coventry sales that occurred in July 2022 and January 2023, respectively. The gain on sale of investments in unconsolidated entities for year ended December 31, 2024 related to final settlements of the Vantage at Coventry sale that occurred in January 2023, the Vantage at Westover Hills sale that occurred in May 2022, and the Vantage at Murfreesboro sale that occurred in March 2022.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the year ended December 31, 2025 as compared to the same period in 2024 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties have begun operations.

Strategic Matters

As noted in the “Executive Summary” section of this Item 7, we are implementing our strategy to reduce our capital allocation to market rate multifamily JV Equity Investments. We and the respective managing members are managing the remaining portfolio of market rate multifamily investments to maximize sales prices and returns to the extent possible, with our return of capital from the sale of these investments to be redeployed into primarily tax-exempt MRB investments.

We remain positive on the market rate senior housing segment of the market. We believe market rate seniors housing industry trends, potential resident demographics, and expected returns remain encouraging, so we will continue to evaluate joint venture equity investment opportunities in the seniors housing segment, though in lower volume than our historical capital allocation to market rate multifamily investments. We have seen strong lease-up at Valage Senior Living Carson Valley with the property approaching 80% leased on a combined basis with the assisted living component at 100% leased as of December 31, 2025. In December 2025, we closed on a new market rate seniors housing JV Equity Investment for Valage Mt. Rose in Reno, NV. This is our second seniors housing investment with the Valage Development group.

Current market dynamics related to our JV Equity Investments are challenging. The San Antonio, TX, Austin, TX, and Huntsville, AL markets experienced record new multifamily unit supply in recent years, peaking in 2024. Rental rates and occupancy have declined as these markets absorb new units, which is putting downward pressure on rents, leasing velocity, and net operating income for these properties. We expect rental rates and occupancy to remain under pressure in early 2026, but expect this trend to reverse later in 2026 or early 2027 due to very limited new construction starts in late 2024 and 2025.

Sales Activity

The leasing market pressures noted in the “Executive Summary” section of this Item 7 and further discussed below have made it more difficult for the respective managing members of our stabilized JV Equity Investments to sell stabilized properties, resulting in longer than expected investment holding periods and lower sales prices than in 2022 and 2023. In addition, less available and more expensive debt capital has had pronounced effects on capital markets, making property acquisitions by potential buyers harder to finance. Accordingly, we have observed increasing capitalization rates in recent periods resulting in lower property valuations than the sales prices that were achieved for prior investments sold in 2022 and 2023. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale and is dependent on the sales prices of the related properties. There were no JV Equity Investment property sales in 2024 and we have recognized significantly less investment income and gains on sale of JV Equity Investments in 2025 as compared to 2022 and 2023. After the current peak in new supply peaks, we expect net rents and occupancy to increase, capitalization rates to decline, and property valuations to increase. Such a recovery is subject to various macroeconomic and local market conditions.

Recently, the Vantage at Loveland property located in Loveland, CO was publicly listed for sale at the direction of the property-owning entity’s managing member. Consistent with past Vantage property sales, the managing member controls the listing and sales process under the terms of the property-owning entity’s operating agreement, with the Partnership being entitled to certain net proceeds upon the successful completion of the sale of the property.

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

In May 2025, the managing member of Vantage at Helotes sold the property to a non-profit entity that financed its purchase by issuing tax-exempt and taxable bonds. We received gross proceeds of approximately $17.1 million, inclusive of the return of our capital contributions and accrued preferred return. We recognized investment income of approximately $1.8 million and a gain on sale of approximately $163,000 in the second quarter of 2025, before settlement of final proceeds and expenses. The Partnership purchased two tax-exempt MRBs for approximately $12.8 million issued by the non-profit purchaser to finance the purchase of the property.

The managing members of Vantage at Hutto and Vantage at Fair Oaks each previously listed the properties for sale. However, neither sale has closed and the listings have been withdrawn due to recent uncertain multifamily market dynamics in Texas.

Property Operations & Construction

The “Portfolio Information” section in this Item 7 contains various occupancy and other operational information relating to the JV Equity Investments. Of our 12 current JV Equity Investments (inclusive of Vantage at San Marcos), 9 have completed construction and 3 are in the planning stage.

As of December 31, 2025, there were no JV Equity Investments that were under construction. In 2024, we contributed additional equity of $1.0 million to Vantage at McKinney Falls to cover cost overages associated with delayed utility connections to the site by the local municipality, the follow-on delays to vertical construction, and incurred additional general conditions costs. Persistently high interest rates in 2023 through 2025 have caused actual interest costs during construction to exceed original budgets at certain properties. We have noted that such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments. In addition, high levels of new unit supply and declining market rents in certain local markets has prolonged the lease-up phase of certain properties such that operating cash flows are insufficient to pay all construction loan debt service. Under the operating agreements, as additional capital is required, the parties to the JV Equity Investment will mutually agree on how to fund additional capital. From January 2024 through December 2025, we advanced additional net equity totaling $10.1 million across six of our JV Equity Investments above our original equity commitments. In addition, we advanced additional net equity totaling $4.7 million in January and February 2026. The addition equity was primarily used to pay additional interest costs, certain property taxes, and operating shortfalls. We may advance additional equity to certain JV Equity Investments during 2026 though the ultimate amount is uncertain. The amount of such additional funding, if any, will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, overall operating results of the underlying properties, and opportunities for property sales. We plan to contribute additional funds from unrestricted cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

Certain JV Equity Investments may refinance the original construction loans to recognize interest savings or generate proceeds for distributions to members. In March 2025, the managing member of Vantage at Loveland refinanced the construction loan resulting in additional loan proceeds, of which approximately $7.9 million were distributed to the Partnership, resulting in approximately $2.2 million of investment income in the first quarter of 2025. In June 2025, the managing member of Freestone Greenville refinanced the construction loan at the property and distributed approximately $1.8 million to the Partnership.

MF Properties Segment

As of December 31, 2025, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment.

Total revenues for the years ended December 31, 2025 and 2024 of approximately $100,000 and approximately $174,000, respectively, related to interest payments received on The 50/50 property loan. The segment reported a gain on sale of approximately $3.0 million as an out-of-period adjustment for the year ended December 31, 2025 related to The 50/50 MF Property that was sold in 2022. See Note 2 to the consolidated financial statements for further details. There was a gain on sale of real estate assets of approximately $64,000 for the year ended December 31, 2024 related to final purchase price adjustments for the Suites on Paseo MF Property that was sold in December 2023.

There was minimal income tax expense and no other operating results to report for the MF Properties segment for year ended December 31, 2024. The segment reported income tax expense of approximately $828,000 for the year ended December 31, 2025, which included an out-of-period adjustment to deferred income tax expense related to The 50/50 MF Property gain on sale adjustment noted above. The 50/50 MF Property gain on sale has been deferred for income tax purposes as the Greens Holdco is applying the installment sales method.

As noted in the Affordable Multifamily Investments segment section in this Item 7, in January and February 2026, we acquired four MRB properties via deed in lieu of foreclosure – The Park at Sondrio Apartments in Greenville, SC; The Park at Vietti Apartments in Spartanburg, SC; Windsor Shores Apartments in Columbia, SC; and The Ivy Apartments (a/k/a Century Plaza Apartments) in Greenville, SC. Each property is now 99.999% owned by the Partnership via various subsidiaries. Each property has a 0.001% member that is a non-profit entity, which will allow us to pursue a regulatory agreement to continue operating the properties subject to rental restrictions in exchange for an abatement of real estate taxes. The properties will be consolidated in the Partnership’s consolidated financial statements beginning in the first quarter of 2026 and will be reported within the MF Properties segment. We have engaged a third-party property management company to manage the day-to-day operations of each property. We intend to operate the property to maximize the value of our investments, at which time we may look to sell the properties.

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

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable, funding and purchases of additional investment assets (net of leverage secured by the investment assets), and repayments of our secured lines of credit balances. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; contractual principal and interest payments from our investments; and proceeds from asset redemptions and sales in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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

Unrestricted Cash on Hand

As of December 31, 2025, we reported unrestricted cash on hand of approximately $39.5 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $6.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investment Assets

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of December 31, 2025. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution. During 2025, we received distributions totaling approximately $12.6 million from refinancings of the loans and available cash related to Vantage at Loveland, Freestone Greenville, and Valage Senior Living Carson Valley.

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

Secured Lines of Credit

We maintain a General LOC with a commitment of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional $10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of December 31, 2025. The General LOC was fully drawn with a balance of $50.0 million as of December 31, 2025. The General LOC has a maturity date of June 2027, with two one-year extension options, subject to certain terms and conditions.

We maintain an Acquisition LOC with a commitment of up to $80.0 million that may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans), or master lease agreements guaranteed by investment grade tenants. Advances on the Acquisition LOC are generally due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of December 31, 2025. There was a balance of $30.9 million outstanding on the Acquisition LOC and approximately $49.2 million was available as of December 31, 2025. The Acquisition LOC has a maturity date of June 2027, with two one-year extension options, subject to certain terms and conditions.

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

All GIL and taxable GIL investments have maturity dates within the next 12 months, which are committed to be purchased by Freddie Mac, through a servicer, or repaid by the borrower on or before the maturity date at prices equal to the principal outstanding plus accrued interest. Such proceeds will be primarily used to repay our related debt financing, with residual proceeds available to us for general use. During 2025, five GILs and one related property loan were redeemed at par plus accrued interest. These redemptions resulted in gross principal receipts of approximately $136.8 million, of which $114.3 million was used to repay the related debt financings. We regularly monitor the progress of the underlying properties and the likelihood of redemption upon maturity and currently have no concerns regarding repayment. Borrowers may request extensions of GIL maturity dates which are contingent upon our approval, payment of an extension fee, and obtaining an approval of Freddie Mac to extend the maturity date of the forward purchase commitment.

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

Our JV Equity Investments are passive in nature and decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends. The completion of sale is dependent on both the identification of a buyer and the negotiation of a price deemed acceptable by the joint venture partner and the Partnership. Once a buyer is selected, the period for negotiation of the sales contract, buyer due diligence, and satisfaction of closing requirements can range from two to six months. We are entitled to proceeds upon the sales of JV Equity Investments in accordance with the terms of the entity operating agreement. In January 2025, Vantage at Tomball was sold by the managing member with gross proceeds to the Partnership totaling approximately $14.2 million. In May 2025, Vantage at Helotes was sold by the managing member with gross proceeds to the Partnership totaling approximately $17.1 million, before consideration of the Partnership’s purchase of a portion of MRBs issued to finance the sale of the property.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured lines of credit. We may obtain leverage for these investments by posting the investments as security. As of December 31, 2025, our primary unleveraged assets were certain taxable MRBs with a carrying value totaling approximately $8.9 million.

Issuances of Debt Securities, BUCs, Series A-1 Preferred Units, or Series B Preferred Units

We may, from time to time, issue additional BUCs, Preferred Units, or debt securities, in one or more offerings, at prices or quantities that are consistent with our strategic goals. In November 2025, the Partnership’s Shelf Registration Statement became effective under which the Partnership may, from time to time, offer and sell BUCs, Preferred Units, or debt securities, in one or more offerings, with a maximum aggregate offering price of $200.0 million. Debt securities issued under the Shelf Registration Statement may be senior or subordinate obligations of the Partnership. The Shelf Registration Statement will expire in November 2028.

Under the terms of our Partnership Agreement, we are authorized to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. Additionally, we are authorized to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. As of March 11, 2026, the market capitalization of our BUCs was $173.2 million and the book value of our outstanding Series A-1 Preferred Units and Series B Preferred Units was $55.0 million and $42.5 million, respectively. At these levels, we are not currently authorized to issue additional Series A-1 Preferred Units or Series B Preferred Units, though we may be able to issue such units in the future if there is sufficient increase in market capitalization of our BUCs.

We have one registration statement on Form S-3 covering the offering of Series B Preferred Units that has been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offering:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of December 31, 2025	Remaining Units Available to Issue as of December 31, 2025
Series B	September 2024	September 2027	$10.00	5.75%	Sixth anniversary	2,500,000	7,500,000	(1)

(1)
The Partnership is able to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued.

In 2025, we issued 2,500,000 Series B Preferred Units to two investors gross proceeds of $25.0 million.

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
•
Redemptions of Preferred Units; and
•
Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of Partnership operations and real estate operating expenses of our MF Properties. For additional details, see Item 1A, “Risk Factors” in this Report, and the section captioned “Cash flows from operating activities” in the consolidated statements of cash flows set forth in Item 8 of this Report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on many factors including, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of December 31, 2025:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Commitment	Remaining Commitment as of December 31, 2025	2026	2027	Interest Rate		Related Debt Financing (2)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$750,000	$750,000	$-	6.25%		Variable TOB

Taxable Mortgage Revenue Bonds
Residency at Empire Series BB-T	December 2022	June 2026	$9,404,500	$8,404,500	$8,404,500	$-	7.45%		Variable TOB
Gateway and Yarbrough Predevelopment Project	June 2025	July 2026	2,000,000	1,200,000	1,200,000	-	9.00%		N/A
Triangle Square Predevelopment Project	July 2025	July 2026	9,300,000	1,200,000	1,200,000	-	9.00%		N/A
Subtotal			20,704,500	10,804,500	10,804,500	-

Governmental Issuer Loans
Residency at Sky Village Hollywood	December 2025	December 2030	34,000,000	5,000,000	5,000,000	-	SOFR + 3.20%	(3)	(5)

Property Loans
Sandoval Flats	November 2024	December 2027 (4)	$29,846,000	$28,846,000	$19,560,000	$9,286,000	7.48%		(5)

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	N/A		N/A
Freestone Greeley (7)	October 2022	N/A	16,035,710	10,562,345	10,562,345	-	N/A		N/A
Valage Senior Living Mt. Rose	December 2025	N/A	14,541,973	7,674,193	7,674,193	-	N/A		N/A
Subtotal			40,492,212	27,180,452	27,180,452	-

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (4)	$21,921,000	$21,921,000	$-	$21,921,000	6.875%		N/A

Total Commitments			$190,963,712	$94,501,952	$63,294,952	$31,207,000

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
(3)
The variable index interest rate component is subject to an all-in floor of 6.95%. The borrower has the option to convert to fixed rate within 210 days of closing equal to the greater of: (a) the 5-year SOFR Swap Rate + 3.40% or (b) 6.95%.
(4)
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
(7)
A development site has been identified for this property but construction had not commenced as of December 31, 2025. The Partnership’s joint venture partners are evaluating the highest and best use for the development sites as of December 31, 2025, which may include a sale of the land or the commencement of construction. The timing of any funding commitment is uncertain and the Partnership’s remaining funding commitment will be terminated if the land is sold.

We are also committed to fund 10% of the capital for the Construction Lending JV with the remainder to be funded by third-party investors with each party contributing its proportionate capital contributions upon funding of future investments. Our capital will be contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. Our maximum remaining capital commitment to the Construction Lending JV is approximately $14.8 million as of January 31, 2026.

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

During 2025 and through February 2026, we advanced additional capital totaling approximately $8.9 million across four Vantage JV Equity Investments, The Jessam at Hays Farm, and Freestone at Cresta Bella. The additional capital was used to cover development costs overruns, primarily due to higher than anticipated interest costs, and certain operating expenses resulting from longer holding periods. We anticipate making additional investments in certain JV Equity Investments during 2026 though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds from unrestricted cash on hand or other currently available liquidity sources.

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

Our debt financing arrangements include various fixed rate and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed rate and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed rate and variable rate debt financings as of December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal		% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$326,360,968		32.0%	$363,885,818	33.2%
Variable (1)	Variable (1)	23,536,000		2.3%	152,040,000	13.8%
Fixed	Variable	216,874,407	(3)	21.3%	17,882,177	1.6%
Fixed	Variable - Hedged (2)	452,368,593		44.4%	564,508,822	51.4%
Total		$1,019,139,968			$1,098,316,817

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
(3)
Approximately $150.1 million of this amount relates to investment assets with maturity dates on or before May 2026.

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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling approximately $3.2 million and $6.5 million during the years ended December 31, 2025 and 2024, respectively.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of December 31, 2025. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps as of December 31, 2025 (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
2026	$305,305,966
2027	222,943,332
2028	165,255,466
2029	128,652,299
2030	28,852,800
2031	21,205,500
2032	18,931,333
2033	15,863,500
2034	11,755,833
2035	9,145,833
2036	9,066,667
2037	8,983,333
2038	8,893,333
2039	8,833,333

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement with the lender based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had approximately $5.2 million of net cash collateral returned to us by Mizuho during the year ended December 31, 2025 due primarily to increases in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally declining market interest rates. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps generally change inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

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

The table below summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of December 31, 2025. The reported maturities for each individual debt financing are based on the earlier of contractual payments of the underlying securitized assets or the stated maturity date of the debt financing.

	Secured Lines of Credit	Debt Financing	Mortgage Payable	Total
2026	$30,850,000	$287,225,044	$231,679	$318,306,723
2027	50,000,000	193,959,408	-	243,959,408
2028	-	226,654,221	-	226,654,221
2029	-	5,609,116	-	5,609,116
2030	-	44,030,059	-	44,030,059
Thereafter	-	261,662,120	-	261,662,120
Total	$80,850,000	$1,019,139,968	$231,679	$1,100,221,647

The table above is as of December 31, 2025, and does not reflect the various debt financing transactions that occurred subsequent to year-end that are disclosed in Note 26 of the condensed consolidated financial statements. In January 2026, we executed a new mortgage payable with BankUnited secured by our ownership interests in four MF Properties in South Carolina. The mortgage payable requires monthly interest payments has a maturity date in December 2027, with a one-year extension option, subject to meeting certain conditions. We are also subject to certain financial covenants where principal paydowns are required if the MF Properties fail to achieve certain debt service coverage ratios. We may prepay any or all the outstanding principal balance without penalty on or after December 31, 2026.

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

On December 16, 2025, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.25 per BUC to unitholders of record on December 31, 2025 and payable on January 31, 2026.

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

Cash Flows

In 2025, we generated cash of $23.6 million, which was the net result of $37.5 million provided by operating activities, $66.3 million provided by investing activities, and $80.3 million used in financing activities.

Cash provided by operating activities totaled $37.5 million in 2025, as compared to $18.0 million generated in 2024. The change between periods was due to the following factors:

•
A decrease of $28.9 million in net income;
•
An increase of $17.9 million related to changes in the preferred return receivable from unconsolidated entities;
•
A total increase of $10.8 million in non-cash provisions for credit loss and loan loss;
•
An increase of $1.4 million related to the amortization of bond premium, discount and origination fees;

•
An increase of $2.2 million related to the adjustment for the gain on sale of mortgage revenue bond that is considered cash from investing activities;
•
A decrease of $3.0 million related to the adjustment for the gain on sale of real estate assets that is non-cash related to an out-of-period adjustment to the deferred gain on sale of The 50/50 MF Property that occurred in 2022. See Note 2 to the consolidated financial statements for further details.;
•
An increase of $10.4 million related to an increase in the Partnership's net losses from investments in unconsolidated entities; and
•
An increase of $8.7 million related to reduction in the unrealized gain on interest rate derivatives.

Cash provided by investing activities totaled $66.3 million in 2025, as compared to cash used of $105.2 million in 2024. The change between periods was primarily due to the following factors:

•
A net increase of $180.8 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A net increase of $50.7 million of cash due to overall higher paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
An increase of $21.1 million of cash due to lower contributions to unconsolidated entities;
•
An increase of $24.1 million of cash due to greater proceeds from the sale of investments in unconsolidated entities;
•
An increase of $6.8 million of cash due to greater proceeds from the return of investments in unconsolidated entities;
•
An increase of $1.3 million of cash due to proceeds from the sale of land held for development;
•
A decrease of $108.8 million of cash due to the sale of MRBs; and
•
A decrease of $4.4 million of cash due to capitalized interest expense related to unconsolidated entities.

Cash used in financing activities totaled $80.3 million in 2025, as compared to cash provided of $70.8 million in 2024. The change between periods was primarily due to the following factors:

•
An increase of $20.0 million of cash related to proceeds from the issuance of Preferred Units;
•
An increase of $10.0 million of cash related to the redemption of Preferred Units in 2024;
•
An increase of approximately $1.9 million of cash due to lower distributions paid;
•
An increase of approximately $2.8 million of cash due to lower debt financing costs paid;
•
A net decrease of $23.5 million of cash due to higher paydowns on the secured lines of credit;
•
A decrease of $1.4 million due to principal payments on mortgages payable;
•
A decrease of $1.5 million in net cash proceeds from the sale of BUCs; and
•
A net decrease of $159.4 million of cash due to less proceeds from debt financing.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum Leverage Ratio, as established by the Board of Managers. The Board of Managers retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of December 31, 2025, our overall Leverage Ratio was approximately 75%.

Off Balance Sheet Arrangements

As of December 31, 2025 and 2024, we held MRB, GIL, taxable MRB, taxable GIL, and certain property loan investments that are secured by affordable multifamily and seniors housing properties, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of December 31, 2025, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our consolidated financial statements.

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

Fair Value of Mortgage Revenue Bonds

The fair value of the Partnership’s investments in MRBs as of December 31, 2025 and 2024, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The Partnership evaluates pricing data received from the third-party pricing services by evaluating consistency with information from either the third-party pricing services or public sources. The fair value estimates of the MRBs are based largely on unobservable inputs believed to be used by market participants and requires the use of judgment on the part of the third-party pricing services and the Partnership. Though the valuation model for MRBs and taxable MRBs is based on commonly used market pricing methods, the overall effective yield for each MRB used to discount contractual cash flows to estimate a fair value can be significantly impacted by the yield adjustment applied for each input to the valuation model. The most significant inputs to the MRB and taxable MRB valuation model are the base market interest rate curves (Municipal Market Data Tax-Exempt and Taxable Multifamily rate curves) and adjustments for privately placed securities.

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

Allowance for Credit Losses

On January 1, 2023, the Partnership adopted ASC 326 - Financial Instruments - Credit Losses, which replaced the incurred loss methodology with an expected loss model known as the CECL model, and the addition of certain enhanced disclosures.

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

The Partnership has minimal loss history with GILs, taxable GILs, and property loans to date and, in fact, has yet to realize any losses on its GILs, taxable GILs, and construction-related property loans. As of December 31, 2025, the Partnership has successfully converted twelve of its GIL investments to permanent financing and received all principal and accrued interest in full, including property loans and taxable GIL amounts associated with the secured properties. However, the Partnership may realize losses on its existing investments, related contractual funding commitments, and future investment commitments.

The Partnership’s allowance for credit losses associated with its held-to-maturity debt securities and held-for-investment loans as of December 31, 2025 and 2024 was approximately $4.3 million and $3.2 million, respectively.

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

The Partnership’s allowance for credit losses associated with its available-for-sale debt securities as of December 31, 2025 and 2024 was approximately $12.9 million and $4.1 million, respectively. Approximately $8.7 million of the allowance as of December 31, 2025 relates to four MRB where in early 2026 we acquired the underlying properties via deed in lieu of foreclosure.

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

Real Estate Assets Impairment

The Partnership reviews real estate assets whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. When indicators of potential impairment suggest that the carrying value of the real estate assets may not be recoverable, the Partnership compares the carrying amount to the undiscounted net cash flows expected to be generated from the use of the assets. If the carrying value exceeds the undiscounted net cash flows, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. This impairment approach will be applied to the four new MF Properties in the first quarter of 2026 after the initial acquisition accounting.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of March 13, 2026:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford	$34,185,000	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,500,000	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	56,846,000	4/1/2026	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	33,191,300	4/1/2026	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	63,600,000	5/1/2026	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	83,100,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	76,000,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer	28,200,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
Residency at Sky Village Hollywood	30,000,000	12/31/2030	5645 Fernwood Avenue	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Wellspring Apartments	3,900,000	9/1/2039	1500 East Anaheim Street	Long Beach	Los Angeles	CA	90813
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
MaryAlice Circle	3,050,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Jackson Manor Apartments	4,828,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Agape Helotes	13,486,014	1/1/2065	9311 FM 1560 N	San Antonio	Bexar	TX	78254
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,147,160	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,899,048	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,743,037	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,422,805	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,670,016	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
Aventine Apartments	9,500,000	6/1/2031	211 112th Ave	Bellevue	King	WA	98004
	$887,168,380
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
(2)
The Partnership committed to provide total funding of MRBs up to $79.0 million and a taxable MRB up to $9.4 million during the construction and lease-up of the property on a draw-down basis. The taxable MRB has a maturity date of 6/1/2026. Upon stabilization of the property, the MRBs will be partially repaid and the maximum balance of the MRBs after stabilization will not exceed $35.3 million and will have a maturity date of 12/1/2040.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of December 31, 2025 are related to interest rate risk and credit risk We also have exposure to valuation and reinvestment risks. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans, and our debt financing, and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Interest Rate Risk

The Federal Reserve reduced the federal funds rate by 175 basis points in September 2024 through December 2025, resulting in the current target range for the federal funds rate being 3.50-3.75%. Recent federal funds rate decisions have not been unanimous as there are differing views among board members with certain subsets wanting to hold rates steady or further reduce rates. The Federal Reserve continues to evaluate economic data in assessing whether to make further changes to the federal funds rate, which in turn, influences market expectations for current and future interest rate levels. It is uncertain if additional federal funds rate reductions will occur in the near term. Changes in short-term interest rates will generally result in similar changes in the interest cost associated with our variable debt financing arrangements, though such changes are expected to be offset by changes in net receipts on our interest rate swap portfolio.

Interest rates are highly sensitive to many factors, including governmental, tariff, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The nature of our MRB, GIL, and property loan investments and the debt used to finance these investments, exposes us to financial risk due to fluctuations in market interest rates. The majority of our debt investments bear interest at fixed rates.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of December 31, 2025:

Description	- 100 basis points	- 50 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$3,788,144	$1,894,072	$(1,894,072)	$(3,788,144)	$(7,576,287)
Other Financings & Derivatives	(2,244,174)	(1,122,087)	1,122,087	2,244,174	4,488,347
Variable Rate Investments	(412,210)	(206,105)	206,105	412,210	824,419
Net Interest Income Impact	$1,131,760	$565,880	$(565,880)	$(1,131,760)	$(2,263,521)

Per BUC Impact (1)	$0.049	$0.024	$(0.024)	$(0.049)	$(0.097)
(1)
The net interest income impact per BUC calculated based on 23,266,619 BUCs outstanding as of December 31, 2025.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized gains (losses) on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of December 31, 2025, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to finance the acquisition of many of our fixed income assets. Approximately 68% of our leverage bears interest at short term variable interest rates. Our remaining 32% of leverage has fixed interest rates. Of those assets funded with short-term variable rate debt facilities, approximately 3% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short-term interest rates having a minimal impact on our net interest income.

For those fixed rate assets where we have variable rate financing, hedging instruments such as interest rate caps and interest rate swaps have been utilized to hedge some, but not all, of the potential increases in our funding cost that would result from higher short-term interest rates. In other cases, these positions have been hedged to their expected maturity date. In others, a shorter-term hedge has been executed due to uncertainty regarding the time period over which the individual fixed rate asset might be outstanding.

For information on our debt financing and interest rate derivatives see Notes 13 and 15, respectively.

Credit Risk

Our primary credit risk is the risk of default on our investment in MRBs, GILs and property loans collateralized by multifamily residential, seniors housing and skilled nursing properties. The MRB and GIL investments are not direct obligations of the governmental authorities that issue the MRB or GIL and are not guaranteed by such authorities or any issuer. In addition, the MRB, GIL, and the associated property loan investments are non-recourse obligations of the property owner. As a result, the primary sources of principal and interest payments on our MRB, GIL, and the property loan investments are the net operating cash flows generated by these properties or the net proceeds from a sale or refinance of these properties. Affiliates of the borrowers of our GIL and construction financing property loan investments have full-to-limited guaranties of construction completion and payment of principal and accrued interest on the GIL and property loan investments, so we may have additional recourse options for these investments. Similarly, we typically require affiliates of the borrowers of our MRB investments to provide full-to-limited guaranties during the construction period and pre-stabilization period, if applicable. We do not typically have recourse guarantees to non-profit borrowers during the construction or rehabilitation period

If a property is unable to sustain net rental revenues and net operating cash flows at a level necessary to pay current debt service obligations on our MRB, GIL or property loan investments, a default may occur. A property’s ability to generate net operating cash flows is subject to a variety of factors, including rental and occupancy rates of the property and the level of its operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential, single-family rentals, seniors housing and skilled nursing properties in the market area where the property is located. This is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (e.g. zoning laws and permitting requirements), inflation, insurance availability and cost, real estate and other taxes, labor issues, and natural disasters can affect the economic operations of a multifamily residential property. Rental rates for set-aside units at affordable multifamily properties are typically tied to certain percentages of AMI. Increases in AMI are not necessarily correlated to inflationary increases in property operating expenses or market rents. A significant mismatch between AMI growth and increased property operating expenses could negatively impact net operating cash flows available to pay debt service. If AMI declines on a year-over-year basis, rents could need to be reduced.

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

Credit risk is also present in the geographical concentration of the properties securing our MRB investments. We have significant geographic concentrations in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2025	December 31, 2024
California	31%	30%
Texas	27%	25%
South Carolina	15%	18%

Our GIL and taxable GIL investments are also geographically concentrated, with all such investments located in California as of December 31, 2025..

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 2 basis points across the curve during 2025. The 10 year and 30 year United States Treasury yield decreased 4 basis points and increased 6 basis points, respectively, during 2025. The 5 year and 10 year SOFR swap rate decreased 57 and 27 basis points, respectively, during 2025. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of December 31, 2025:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$1,007,904	2.4%	- 9.8%	2.6%	-10.8%	$22,296

Real Estate Valuation Risk

Our JV Equity Investments fund the construction, stabilization and sale of market-rate multifamily real estate. The realizable property values for such investments are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by market capitalization rates, the operating results of the property, local market conditions and competition, and interest rates on mortgage financing. We have noticed market capitalization rates are trending upward due to, though not limited to, the current economic environment and elevated market interest rates. We have also noted that rental rates may be decreasing in certain markets, particularly in Texas, which would lower property operating results leading to a reduction in property valuations. Operating results of real estate properties may be affected by many factors, such as the number of tenants, the rental and fee rates, insurance availability and cost, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily rental properties and general and local economic conditions. In addition, all outstanding financing directly secured by such real estate properties must be repaid upon sale. Lower sales proceeds may prevent us from collecting our accrued preferred return or the return of our original investment equity, which would result in realized losses on our investments.

Our current portfolio of JV Equity Investments is geographically concentrated with six of our 11 investments located in Texas. Such concentration exposes us to potentially negative effects of local or regional economic downturns in Texas, which could prevent us from realizing returns on our investments and recovery of our investment capital.

Reinvestment Risk

MRB investments may have optional call features that may be exercised by either the borrower or the Partnership that are earlier than the contractual maturity. These optional call features may be at either par or premiums to par. In addition, our GIL and most property loan investments are prepayable at any time without penalty. Borrowers may choose to redeem our investments if prevailing market interest rates are lower than the interest rate on our investment asset or for other reasons. In order to maintain or grow our investment portfolio size and earnings, we must reinvest repayment proceeds in new investment assets. New MRB, GIL and property loan investment opportunities may not generate the same returns as our current investments such that our reported operating results may decline over time. In addition, elevated interest rates and construction costs could limit the ability of developers to initiate new properties for us to finance with MRB, GIL, and property loan investments.

Similarly, we are subject to reinvestment risk on the return of capital from sales of JV Equity Investments. Our previous strategy involves making JV Equity Investments for the development, stabilization and sale of market-rate multifamily rental properties. In November 2025, we announced that we are implementing a strategy to reduce our capital allocation to market rate multifamily JV Equity Investments going forward and we expect to reinvest the return of capital from the sale of these investments into primarily MRB investments. We may also continue acquiring JV Equity Investments related to market rate seniors housing properties. Our initial equity contributions will be returned upon sale of our remaining market rate multifamily JV Equity Investments, at which time we will look to reinvest the capital into new MRB investments or market rate seniors JV Equity Investments. New investment opportunities may not generate the same returns as our prior investments due to factors including, but not limited to, risk profiles, elevated interest rates and increasing construction costs. Lower returns on new investment opportunities will result in declining operating results over time.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Managers of Greystone AF Manager LLC and Partners

Greystone Housing Impact Investors LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Greystone Housing Impact Investors LP and subsidiaries (the “Partnership”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

The consolidated financial statements of the Partnership as of December 31, 2024 and for each of the two years in the period then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 20, 2025.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2026 expressed an adverse opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of Mortgage Revenue Bonds

As described further in Notes 4, 9, and 21 to the consolidated financial statements, the Partnership invests in mortgage revenue bonds and taxable mortgage revenue bonds (collectively referred to as “Mortgage Revenue Bonds” or “MRBs”), which are carried at estimated fair value. Management determines the estimated fair value of MRBs based upon prices obtained from third-party pricing services. The valuation methodology utilized by the third-party pricing services considers the underlying characteristics of each MRB as well as other quantitative and qualitative characteristics to establish the effective yield for each MRB. The effective yield for each MRB is then applied to contractual cash flows in a discounted cash flow analysis to provide an estimate of fair value of each MRB. We identified the fair value of Mortgage Revenue Bonds as a critical audit matter.

The principal consideration for our determination that the fair value of Mortgage Revenue Bonds is a critical audit matter is that the fair value estimate of MRBs incorporates significant unobservable inputs that required use of management’s judgments. Evaluating the reasonableness of management’s judgments required complex auditor judgment, including the assistance of those with specialized skills and knowledge.

Our audit procedures related to the fair value of the Mortgage Revenue Bonds included the following, among others.

•
We tested the design and operating effectiveness of management’s review control over the third-party pricing service’s methodology for establishing the effective yield used in estimating the fair value of the MRBs.
•
With the assistance of professionals with specialized skills and knowledge, we developed an independent estimate of fair value for the MRBs and compared our estimates to management’s estimated fair value for reasonableness.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2025

Philadelphia, Pennsylvania

March 16, 2026

Report of Independent Registered Public Accounting Firm

Board of Managers of Greystone AF Manager LLC and Partners

Greystone Housing Impact Investors LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Greystone Housing Impact Investors LP and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Specifically, the material weakness related to the operating effectiveness of quarterly controls for recording preferred return investment income, the Partnership’s proportionate share of earnings (losses) from investments in unconsolidated entities, and the capitalization of interest costs as a basis difference related to equity method investees that are undergoing development activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 16, 2026, which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 16, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Greystone AF Manager LLC and Partners of Greystone Housing Impact Investors LP

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Greystone Housing Impact Investors LP and its subsidiaries (the "Partnership") as of December 31, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of partners' capital and of cash flows for each of the two years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 20, 2025

We served as the Partnership’s auditor from 2016 to 2025.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$39,502,187	$14,703,198
Restricted cash	15,383,782	16,602,473
Interest receivable, net	7,276,781	7,446,307
Mortgage revenue bonds, at fair value (Note 4)	1,007,904,386	1,026,483,796
Governmental issuer loans
Governmental issuer loans (Note 5)	138,757,835	226,202,222
Allowance for credit losses (Note 10)	(609,000)	(1,038,000)
Governmental issuer loans, net	138,148,835	225,164,222
Property loans
Property loans (Note 6)	53,599,227	57,064,611
Allowance for credit losses (Note 10)	(3,477,134)	(1,930,000)
Property loans, net	50,122,093	55,134,611
Investments in unconsolidated entities (Note 7)	146,299,844	179,409,869
Real estate assets (Note 8)	3,622,574	4,906,264
Other assets (Note 9)	94,626,796	49,849,420
Total Assets (1)	$1,502,887,278	$1,579,700,160

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$21,134,155	$23,480,768
Distribution payable	5,946,547	8,996,978
Secured lines of credit (Note 12)	80,850,000	68,852,000
Debt financing, net (Note 13)	1,015,095,423	1,093,273,157
Mortgages payable, net (Note 14)	231,679	1,664,347
Total Liabilities (1)	1,123,257,804	1,196,267,250

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $102.5 million and $77.5 million redemption value, 10.3 million and 7.8 million issued and outstanding, respectively (Note 17)	102,410,507	77,406,144

Partnersʼ Capital:
General Partner (Note 1)	-	98,621
Beneficial Unit Certificates (Note 1)	277,218,967	305,928,145
Total Partnersʼ Capital	277,218,967	306,026,766
Total Liabilities and Partnersʼ Capital	$1,502,887,278	$1,579,700,160
(1)
The consolidated balance sheets include assets of consolidated VIEs that can only be used to settle obligations of these VIEs that totaled $1,246,799,233 and $1,332,121,374 as of December 31, 2025 and 2024, respectively. The consolidated balance sheets include liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Partnership that totaled $331,318,784 and $370,876,249 as of December 31, 2025 and 2024, respectively. See Note 3 - Variable Interest Entities for further detail.

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024		2023
Revenues:
Investment income	$71,429,591	$80,976,706		$82,266,198
Other interest income	11,684,331	9,509,307		17,756,044
Property revenues	-	-		4,567,506
Contingent interest income	208,059	-		-
Other income	2,067,785	785,386		310,916
Total revenues	85,389,766	91,271,399		104,900,664
Expenses:
Real estate operating	-	-		2,663,868
Provision for credit losses (Note 10)	9,807,134	(1,036,308)		(2,347,000)
Depreciation	8,965	23,867		1,537,448
Interest expense	50,391,373	60,032,007		69,066,763
Net result from derivative transactions (Note 15)	3,646,448	(8,495,426)		(7,371,584)
General and administrative	18,978,493	19,652,622		20,399,489
Total expenses	82,832,413	70,176,762		83,948,984
Other income:
Gain on sale of real estate assets	3,017,410	63,739		10,363,363
Gain on sale of mortgage revenue bond	-	2,220,254		-
Gain on sale of investments in unconsolidated entities	185,963	117,844		22,725,398
Earnings (losses) from investments in unconsolidated entities	(12,546,923)	(2,140,694)		(17,879)
Income (loss) before income taxes	(6,786,197)	21,355,780		54,022,562
Income tax expense	827,548	32,447		10,866
Net income (loss)	(7,613,745)	21,323,333		54,011,696
Redeemable Preferred Unit distributions and accretion	(3,916,050)	(2,991,671)		(2,868,578)
Net income (loss) available to Partners	$(11,529,795)	$18,331,662		$51,143,118

Net income (loss) available to Partners allocated to:
General Partner	$157,970	$479,602		$3,589,447
Limited Partners - BUCs	(12,047,580)	17,587,205		47,209,260
Limited Partners - Restricted units	359,815	264,855		344,411
	$(11,529,795)	$18,331,662		$51,143,118
BUC holders' interest in net income (loss) per BUC, basic and diluted	$(0.52)	$0.76	*	$2.06	**
Weighted average number of BUCs outstanding, basic	23,179,521	23,071,141	*	22,929,966	**
Weighted average number of BUCs outstanding, diluted	23,179,521	23,071,141	*	22,929,966	**

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

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(7,613,745)	$21,323,333	$54,011,696
Reclassification of gain on sale of mortgage revenue bond to net income	-	(2,220,254)	-
Unrealized gains (losses) on securities	6,494,205	(27,262,557)	15,757,801
Unrealized gains (losses) on bond purchase commitments	3,323,510	(197,788)	98,859
Comprehensive income (loss)	$2,203,970	$(8,357,266)	$69,868,356

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	General Partner	# of BUCs - Restricted and Unrestricted		BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$285,571	23,011,517	*	$323,669,946	$323,955,517	$43,748,239
Cumulative effect of accounting change (Note 2)	(59,490)	-		(5,889,510)	(5,949,000)	-
Distributions paid or accrued ($1.46 per BUC):*
Regular distribution	(202,107)	-		(20,008,590)	(20,210,697)	-
Distribution of Tier 2 income (Note 23)	(3,248,148)	-		(9,744,443)	(12,992,591)	-
Distribution of Tier 3 income (Note 23)	-	-		(4,020,578)	(4,020,578)	-
Cash paid in lieu of fractional BUCs	-	-		(6,202)	(6,202)	-
Net income allocable to Partners	3,589,447	-		47,553,671	51,143,118	-
Rounding of BUCs related to BUCs Distributions		(377)	*
Restricted units awarded	-	105,274	*	-	-	-
Restricted unit compensation expense	20,137	-		1,993,599	2,013,736	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(28,146)	*	(483,255)	(483,255)	-
Unrealized gains on securities	157,578	-		15,600,223	15,757,801	15,757,801
Unrealized gains on bond purchase commitments	989	-		97,870	98,859	98,859
Balance as of December 31, 2023	$543,977	23,088,268	*	$348,762,731	$349,306,708	$59,604,899
Distributions paid or accrued ($1.478 per BUC):**
Regular distribution	(337,209)	-		(33,383,727)	(33,720,936)	-
Distribution of Tier 2 income (Note 23)	(309,858)	-		(929,573)	(1,239,431)	-
Distribution of Tier 3 income (Note 23)	-	-		(117,844)	(117,844)	-
Cash paid in lieu of fractional BUCs	-	-		(3,468)	(3,468)	-
Net income allocable to Partners	479,602	-		17,852,060	18,331,662	-
Rounding of BUCs related to BUCs Distributions	-	(209)	**	-	-	-
Sale of BUCs, net of issuance costs	-	92,802	**	1,493,952	1,493,952	-
Restricted units awarded	-	109,581	**	-	-	-
Restricted unit compensation expense	18,916	-		1,872,717	1,891,633	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(19,757)	**	(234,911)	(234,911)	-
Unrealized losses on securities	(272,626)	-		(26,989,931)	(27,262,557)	(27,262,557)
Unrealized losses on bond purchase commitments	(1,978)	-		(195,810)	(197,788)	(197,788)
Reclassification of gain on sale of mortgage revenue bond to net income	(22,203)	-		(2,198,051)	(2,220,254)	(2,220,254)
Balance as of December 31, 2024	$98,621	23,270,685	**	$305,928,145	$306,026,766	$29,924,300
Distributions paid or accrued ($1.22 per BUC):
Regular distribution	(286,791)	-		(28,392,288)	(28,679,079)	-
Distribution of Tier 2 income (Note 23)	(89,159)	-		(267,477)	(356,636)	-
Distribution of Tier 3 income (Note 23)	-	-		(37,385)	(37,385)	-
Net income (loss) allocable to Partners	157,970	-		(11,687,765)	(11,529,795)	-
Restricted units awarded	-	329,584		-	-	-
Restricted units forfeited	-	(17,816)		-	-	-
Restricted unit compensation expense	21,182	-		2,096,997	2,118,179	-
BUCs surrendered to pay tax withholding on vested restricted units	-	(19,943)		(140,798)	(140,798)	-
Unrealized gains on securities	64,942	-		6,429,263	6,494,205	6,494,205
Unrealized gains on bond purchase commitments	33,235	-		3,290,275	3,323,510	3,323,510
Balance as of December 31, 2025	-	23,562,510		277,218,967	277,218,967	39,742,015

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

GREYSTONE HOUSING IMPACT INVESTORS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(7,613,745)	$21,323,333	$54,011,696
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	8,965	23,867	1,537,448
Amortization of deferred financing costs	1,461,472	1,653,805	2,461,713
Gain on sale of investments in unconsolidated entities	(185,963)	(117,844)	(22,725,398)
(Earnings) losses from investments in unconsolidated entities	12,546,923	2,140,694	17,879
Gain on sale of real estate assets	(3,017,410)	(63,739)	(10,363,363)
Gain on sale of mortgage revenue bonds	-	(2,220,254)	-
Contingent interest realized on investing activities	(208,059)	-	-
Provision for credit losses	9,807,134	(1,036,308)	(2,347,000)
Adjustment of prior credit loss	40,073	(69,000)	(68,812)
(Gains) losses on derivative instruments, net of cash paid	6,876,343	(1,822,085)	2,981,469
Restricted unit compensation expense	2,118,179	1,891,633	2,013,736
Bond premium, discount and acquisition fee amortization	218,557	(1,229,054)	(212,071)
Debt premium amortization	(40,285)	(40,456)	(40,556)
Deferred income tax expense & income tax payable/receivable	804,277	110,716	10,041
Change in preferred return receivable from unconsolidated entities, net	13,251,195	(4,668,588)	(6,452,903)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(164,273)	819,594	2,447,913
(Increase) decrease in other assets	(263,018)	492,341	777,209
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,894,198	805,522	887,758
Net cash provided by operating activities	37,534,563	17,994,177	24,936,759
Cash flows from investing activities:
Advances on mortgage revenue bonds	(57,972,100)	(259,657,385)	(141,135,222)
Advances on taxable mortgage revenue bonds	(16,323,250)	(17,527,000)	(13,319,875)
Advances on governmental issuer loans	(47,978,207)	(51,342,328)	(67,352,488)
Advances on taxable governmental issuer loans	(44,421,793)	(11,157,672)	(5,573,000)
Advances on property loans	(7,715,133)	(15,568,741)	(48,564,543)
Contributions to unconsolidated entities	(19,088,921)	(40,228,729)	(34,747,495)
Capitalized interest related to unconsolidated entities	(4,438,571)	-	-
Proceeds from sale of land held for development	1,283,690	-	441,714
Capital expenditures	-	-	(798,141)
Proceeds from sale of the Suites on Paseo MF Property	-	63,739	40,023,137
Proceeds from sale of mortgage revenue bonds	-	108,841,836	-
Proceeds from sale of investments in unconsolidated entities	24,176,514	117,844	44,042,573
Return of investments in unconsolidated entities	6,848,848	-	-
Principal payments received on mortgage revenue bonds and contingent interest	73,659,715	29,025,145	27,286,523
Principal payments received on governmental issuer loans	128,922,594	48,087,406	144,635,623
Proceeds from sale of governmental issuer loan to Construction Lending JV	6,500,000	-	-
Principal payments received on taxable mortgage revenue bonds	793,849	12,512,661	7,011,575
Principal payments received on taxable governmental issuer loans	12,700,000	10,573,000	-
Proceeds from sale of taxable governmental issuer loan to Construction Lending JV	1,000,000	-	-
Principal payments received on property loans	8,386,000	81,060,334	101,613,050
Net cash provided by (used in) investing activities	66,333,235	(105,199,890)	53,563,431
Cash flows from financing activities:
Distributions paid	(35,661,450)	(37,521,735)	(42,479,453)
Proceeds from the sale of BUCs	-	1,532,484	-
Payment of offering costs related to the sale of BUCs	-	(30,662)	-
Payment of tax withholding related to restricted unit awards	(140,798)	(234,911)	(483,255)
Proceeds from debt financing	105,160,000	344,740,097	331,772,000
Principal payments on debt financing	(184,336,851)	(264,483,152)	(375,218,521)
Principal borrowing on mortgages payable	-	-	25,000,000
Principal payments on mortgages payable	(1,432,668)	(25,653)	(25,000,000)
Principal borrowing on secured lines of credit	57,000,000	138,727,000	136,100,000
Principal payments on secured lines of credit	(45,002,000)	(103,275,000)	(158,200,000)
Proceeds upon issuance of redeemable Preferred Units	25,000,000	5,000,000	18,000,000
Decrease in security deposit liability related to restricted cash	-	-	(51,393)
Payment upon redemption of redeemable Preferred Units	-	(10,000,000)	(30,000,000)
Debt financing and other deferred costs paid	(873,733)	(3,651,230)	(2,842,678)
Net cash provided by (used in) financing activities	(80,287,500)	70,777,238	(123,403,300)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,580,298	(16,428,475)	(44,903,110)
Cash, cash equivalents and restricted cash at beginning of period	31,305,671	47,734,146	92,637,256
Cash, cash equivalents and restricted cash at end of period	$54,885,969	$31,305,671	$47,734,146

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51,263,149	$52,111,065	$55,981,857
Cash paid during the period for income taxes	54,686	8,841	-
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$5,946,547	$8,996,978	$8,584,292
Distributions declared but not paid for Preferred Units	1,089,722	735,938	618,750
Non-cash net adjustments related to 50/50 MF Property sale (Note 2)	5,811,927	-	-
Exchange of redeemable Preferred Units	-	17,500,000	7,000,000
Deferred financing costs financed through accounts payable	42,017	51,926	95,149
Capital expenditures financed through accounts payable	-	190,124	-
Non-cash contribution to unconsolidated entity	-	-	997,062

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$39,502,187	$14,703,198	$37,918,237
Restricted cash	15,383,782	16,602,473	9,815,909
Total cash, cash equivalents and restricted cash	$54,885,969	$31,305,671	$47,734,146

The accompanying notes are an integral part of the consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

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

Risks and Uncertainties

The Federal Reserve reduced the federal funds rate by 75 basis points from September to December 2025 to a target range of 3.50-3.75%. The Federal Reserve has stated it will continue to monitor employment and inflation data in determining future rate targets, consistent with its dual mandate. More specifically, the Federal Reserve has stated that economic activity is expanding at a solid pace, inflation remains somewhat elevated, and uncertainty about the economic outlook remains elevated. The Federal Reserve stated it will continue to evaluate incoming data, the evolving outlook, and the balance of risks in determining future rate decisions. In addition, geopolitical conflicts, changing global trade and tariff policies, and uncertainty regarding the effects of these matters on U.S. and international macroeconomic conditions continue to impact the general global economic environment. Though fixed income markets have been relatively stable in recent months, these on-going factors could lead to volatility, which may impact the value of some of the Partnership’s investment assets, particularly those with fixed interest rates, and which may result in collateral posting requirements under our debt financing arrangements. In addition, changes in short-term interest rates will directly impact the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

While inflationary pressures have moderated in the United States since the third quarter of 2023, any resurgence in inflation may adversely impact operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Elevated levels of general and administrative expenses of the Partnership may adversely affect the Partnership’s operating results, including a reduction in net income.

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

Restricted Cash

Restricted cash is legally restricted as to its use. The Partnership has been required to maintain, at times, restricted cash collateral related to one secured line of credit (Note 12), mark-to-market provisions in the ISDA master agreement with Mizuho (Note 13), certain balances for the TEBS Financing facilities (Note 13), resident security deposits, and various escrowed funds. Restricted cash is presented with cash and cash equivalents in the consolidated statements of cash flows.

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

The Partnership reports taxable MRBs within "Other assets" on the consolidated balance sheets. The Partnership reports interest receivables for MRBs and taxable MRBs separately from the reported fair value within “Interest receivable, net” on the consolidated balance sheets.

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

The Partnership reports taxable GILs within "Other assets" on the consolidated balance sheets. The Partnership reports interest receivables for GILs and taxable GILs separately from the amortized cost basis within “Interest receivable, net” on the consolidated balance sheets.

The GIL and Taxable GIL associated with Residency at Sky Village are considered available-for-sale debt securities and are reported at fair value, with unrealized gains and loss reflected on the Partnership’s consolidated statements of comprehensive income. There are no unrealized gains or losses associated with these investments as of December 31, 2025.

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

One property loan, Sandoval Flats Apartments, is considered held-for-sale and reported at fair value with gains or losses reported within the Partnership’s consolidated statements of operations. There have been no such gains or losses reported as of December 31, 2025.

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

Investments in Unconsolidated Entities

The Partnership accounts for its investments in unconsolidated entities under the equity method of accounting. Through ATAX Vantage Holdings, LLC, ATAX Freestone Holdings, LLC, ATAX Senior Housing Holdings I, LLC, and ATAX Great Hill Holdings, LLC, the Partnership makes investments in non-controlling limited membership interests in entities formed to construct market-rate multifamily and seniors housing properties. Through GHI-BIO AC Debt JV MM, LLC, the Partnership has committed to provide capital to the Construction Lending JV formed to finance the construction and/or rehabilitation of affordable multifamily housing properties. The Partnership applies the equity method of accounting by initially recording each investment at cost, subsequently adjusted for cash contributions, distributions, and earnings (losses) of the unconsolidated entity that is determined based on the proceeds that would be received in a hypothetical liquidation of the investee from the investee’s net assets (at their book value) and guaranteed amounts, as applicable. The Partnership capitalizes interest costs incurred related to investees that are undergoing development activities until the commencement of planned primary operations. The capitalized interest costs are a basis difference and are amortized over the average life of the assets of the investee or until sale of the investee.

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

Allowance for Credit Losses

On January 1, 2023, the Partnership adopted ASC 326 - Financial Instruments - Credit Losses, which is an expected loss model known as the CECL model. Prior to the adoption of the CECL, the Partnership applied an incurred loss methodology under prior GAAP. The allowance for credit losses is presented as a valuation reserve to the corresponding assets on the Partnership’s consolidated balance sheets. Expected credit losses related to non-cancelable unfunded commitments and financial guaranties are accounted for as separate liabilities and are included in “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheets.

The adoption of ASC 326 required a cumulative-effect adjustment to Partners’ Capital upon adoption. Upon adoption on January 1, 2023, the Partnership recorded a cumulative effect of accounting change of approximately $5.9 million as a direct reduction to Partners’ Capital. Subsequent changes to the allowance for credit losses are recognized through “Provision for credit losses” on the Partnership’s consolidated statements of operations.

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

Investment Income from Investments in Mortgage Revenue Bonds and Governmental Issuer Loans

The interest income received by the Partnership from its MRBs and GILs is dependent upon the net cash flow or capitalized interest reserves of the underlying properties. Interest income on fully performing MRBs and GILs is recognized as it is earned. Current and past due interest income on MRBs and GILs not fully performing is recognized as it is received. The Partnership reinstates the accrual of interest once the MRB’s or GIL’s ability to perform is adequately demonstrated. Interest income related to MRBs and GILs is reported within “Investment Income” and interest income related to taxable MRBs and taxable GILs is reported within “Other interest income” on the Partnership’s consolidated statements of operations. As of December 31, 2025 and 2024, all of the Partnership’s MRBs and GILs were current on all interest payments.

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

The Partnership declared BUCs Distributions in the form of additional BUCs during the years ended December 31, 2024 and 2023. All fractional BUCs resulting from the BUCs Distributions received cash for such fraction based on the market value of the BUCs on the record date. The BUCs Distributions have been applied retroactively to all net income per BUC, distributions per BUC and similar per BUC disclosures for all periods indicated in the Partnership’s consolidated financial statements.

Restricted Unit Awards

The Equity Incentive Plan, as originally approved by the BUC holders in September 2015, permitted the grant of RUAs and other awards to the employees of Greystone Manager, or any affiliate, who performs services for Greystone Manager, the Partnership or an affiliate, and members of the Board of Managers of Greystone Manager. The Equity Incentive Plan permitted total grants of RUAs of up to 1.0 million BUCs. The Equity Incentive Plan expired in June 2025 and there are no BUCs available to be issued as of December 31, 2025.

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

Lessor Leases

The Partnership’s lessor leases consisted of tenant leases related to real estate assets, specifically at the MF Properties. Tenant leases also contained terms for non-lease revenues related to operations at the MF Properties, such as parking and food service revenues. The Partnership elected to combine the lease and non-lease components when accounting for lessor leases. The unit lease component of the tenant lease is considered the predominant component, so all components of the tenant lease are accounted for under ASC 842. Tenant leases were typically for terms of 12 months or less and do not include extension options. Lease revenue is recognized monthly and is reported within “Property revenues” on the Partnership’s consolidated statements of operations. The Partnership has no lessor leases as of December 31, 2025.

Recently Issued Accounting Pronouncements

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

Immaterial Out-of-Period Adjustments

In connection with the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2025, the Partnership identified certain immaterial errors in previously issued financial statements. The errors related to the sale of The 50/50 MF Property in December 2022 specific to the deferral of the gain on sale and valuation of the related assets received and liabilities incurred upon sale; errors in the recognition of preferred return investment income from certain equity method investees; errors in the calculations of the Partnership’s proportionate share of earnings (losses) from certain equity method investees when applying the hypothetical liquidation at book value method; and the capitalization of interest costs as a basis difference related to equity method investees that are undergoing development activities. The financial reporting periods affected by these errors include the Partnership’s previously reported audited consolidated financial statements for the fiscal years ended December 31, 2022, 2023, and 2024.

The Partnership recorded immaterial out-of-period adjustments to the respective line items for the fourth quarter of the year ended December 31, 2025. The net impact of the adjustments to net income was an increase of approximately $558,000. Adjustments that caused an increase to net income were an increase in gain on sale of real estate assets of approximately $3.0 million, an increase in other interest income of approximately $363,000, and a decrease in interest expense of approximately $3.4 million. Adjustments that caused a decrease in net income were a decrease in investment income of approximately $5.2 million, an increase in losses from investments in unconsolidated entities of approximately $205,000, and an increase in deferred income tax expense of approximately $813,000.

The Partnership assessed the aggregate effects and materiality of these errors, including the presentation on prior periods consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections and concluded the errors were not material to previously issued financial statements.

The Partnership also identified certain immaterial errors in previously issued interim unaudited financial statements for each of the quarterly and fiscal year-to-date periods ended March 31, June 30, and September 30, 2025. See Note 27 for further information related to these immaterial errors.

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

The Partnership held variable interests in 24 and 31 non-consolidated VIEs as of December 31, 2025 and 2024, respectively. The following table summarizes the Partnership’s carrying value by asset type and maximum exposure to loss associated with its variable interests as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Mortgage revenue bonds	$189,169,313	$186,206,660	$207,170,395	$203,929,806
Taxable mortgage revenue bonds (reported within other assets)	9,811,108	9,800,000	4,393,869	4,406,024
Governmental issuer loans	138,757,835	138,757,835	203,999,628	203,999,628
Taxable governmental issuer loans (reported within other assets)	44,879,465	44,879,465	14,157,672	14,157,672
Property loans	39,824,000	39,824,000	42,210,000	42,210,000
Investments in unconsolidated entities	145,952,838	145,952,838	179,409,869	179,409,869
	$568,394,559	$565,420,798	$651,341,433	$648,112,999

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of December 31, 2025 is equal to the Partnership’s cost basis adjusted for paydowns. The difference between the MRB carrying value in the Partnership's consolidated balance sheets and the maximum exposure to loss is due to the unrealized gains or losses. The Partnership has remaining taxable MRB funding commitments related to non-consolidated VIEs totaling $9.6 million as of December 31, 2025 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the GILs, taxable GILs, property loans and investments in unconsolidated entities as of December 31, 2025 is equal to the Partnership’s carrying value. The Partnership had future GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $5.0 million, $28.8 million, and $18.2 million, respectively, as of December 31, 2025 (Note 16).

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

As noted previously, the Partnership also makes equity investments in certain entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The investee entities are VIEs for financial reporting purposes and the Partnership is typically not considered the primary beneficiary, making such entities non-consolidated VIEs. Within one of the Partnership’s equity investments, Vantage at San Marcos, the Partnership has additional rights compared to its other equity investments and such rights are considered in the Partnership’s assessment of the primary beneficiary of the VIE. In determining the primary beneficiary of the VIEs, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. For the Vantage at San Marcos investee, the Partnership can currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. The only assets of the VIE are land and capitalized development costs such that if the Partnership were to require the managing member to purchase its equity investment, all underlying assets of the VIE would likely need to be sold, which would significantly impact the VIE’s economic performance. The Partnership would be exposed to gains or losses of the VIE based on the sales price of the underlying asset in relation to the Partnership’s equity investment. As the Partnership meets both the primary beneficiary criteria for the Vantage at San Marcos investee, it is considered the primary beneficiary of the VIE and reports the VIE on a consolidated basis. The Partnership reports the land and capitalized development costs of the VIE within “Real estate assets, net” and a mortgage loan on the property within “Mortgages payable, net” on the Partnership’s consolidated balance sheets. The VIE has not reported any income or expenses during the years ended December 31, 2025, 2024, and 2023. If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

The following table summarizes the assets and liabilities of the Partnership’s consolidated VIEs as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Assets:
Restricted cash	$484,729	$771,606
Interest receivable, net	6,776,949	7,089,580
Mortgage revenue bonds, at fair value	1,005,670,497	1,013,847,272
Governmental issuer loans
Governmental issuer loans	109,757,835	219,702,222
Allowance for credit losses	(609,000)	(1,038,000)
Governmental issuer loans, net	109,148,835	218,664,222
Property loans
Property loans	46,074,000	48,460,000
Allowance for credit losses	(453,000)	(547,000)
Property loans, net	45,621,000	47,913,000
Real estate assets	2,513,092	3,796,782
Other assets	76,584,131	40,038,912
Total Assets	$1,246,799,233	$1,332,121,374

Liabilities:
Accounts payable, accrued expenses and other liabilities (1)	$7,440,856	$8,285,369
Debt financing (2)	1,019,313,731	1,098,530,865
Mortgages payable (3)	231,679	1,664,347
Total Liabilities	$1,026,986,266	$1,108,480,581
(1)
Of the amounts reported, $4,552,373 and $5,112,036 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of December 31, 2025 and 2024, respectively.
(2)
Of the amounts reported, $326,534,732 and $364,099,866 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of December 31, 2025 and 2024, respectively.
(3)
The entire mortgages payable balance is associated with a VIE where the creditor does not have recourse to the general credit of the Partnership as of December 31, 2025 and 2024, respectively.

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

The Partnership had the following MRB investments as of December 31, 2025 and 2024:

	December 31, 2025
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (4)	AZ	$43,039,213	$825,255	$-	$43,864,468
40rty on Colony - Series P (4)	CA	5,960,299	508,166	-	6,468,465
CCBA Senior Garden Apartments (1)	CA	3,681,447	36,906	-	3,718,353
Courtyard - Series A (3)	CA	9,557,426	582,658	-	10,140,084
Glenview Apartments - Series A (2)	CA	4,180,438	172,492	-	4,352,930
Harmony Court Bakersfield - Series A (3)	CA	3,484,770	196,775	-	3,681,545
Harmony Terrace - Series A (3)	CA	6,452,743	382,696	-	6,835,439
Harden Ranch - Series A (1)	CA	6,150,834	174,042	-	6,324,876
Las Palmas II - Series A (3)	CA	1,580,405	88,460	-	1,668,865
Montclair Apartments - Series A (2)	CA	2,264,777	87,128	-	2,351,905
Montecito at Williams Ranch Apartments - Series A (1)	CA	7,301,933	502,273	-	7,804,206
Montevista - Series A (1)	CA	6,502,767	701,929	-	7,204,696
Ocotillo Springs - Series A (1), (6)	CA	3,420,248	-	(122,272)	3,297,976
Ocotillo Springs - Series A-1 (1)	CA	493,399	75,177	-	568,576
Residency at Empire - Series BB-1 (4)	CA	14,093,724	649,973	-	14,743,697
Residency at Empire - Series BB-2 (4)	CA	4,000,000	212,485	-	4,212,485
Residency at Empire - Series BB-3 (4)	CA	14,000,000	565,690	-	14,565,690
Residency at Empire - Series BB-4 (4)	CA	47,000,000	356,007	-	47,356,007
Residency at the Entrepreneur - Series J-1 (4), (6)	CA	9,073,723	-	(65,074)	9,008,649
Residency at the Entrepreneur - Series J-2 (4)	CA	7,500,000	7,207	-	7,507,207
Residency at the Entrepreneur - Series J-3 (4)	CA	26,080,000	411,110	-	26,491,110
Residency at the Entrepreneur - Series J-4 (4)	CA	16,420,000	-	-	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	CA	5,000,000	-	-	5,000,000
Residency at the Mayer - Series A (4)	CA	16,753,398	2,357,236	-	19,110,634
Residency at the Mayer - Series KK (4)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,258,711	182,399	-	3,441,110
Santa Fe Apartments - Series A (2)	CA	2,743,692	105,552	-	2,849,244
Seasons at Simi Valley - Series A (3)	CA	3,965,162	286,086	-	4,251,248
Seasons Lakewood - Series A (3)	CA	6,873,574	407,654	-	7,281,228
Seasons San Juan Capistrano - Series A (3)	CA	11,572,853	686,356	-	12,259,209
Solano Vista - Series A (1)	CA	2,569,997	254,394	-	2,824,391
Summerhill - Series A (3)	CA	6,000,718	245,404	-	6,246,122
Sycamore Walk - Series A (3)	CA	3,276,834	186,786	-	3,463,620
The Village at Madera - Series A (3)	CA	2,882,176	162,749	-	3,044,925
Tyler Park Townhomes - Series A (1)	CA	5,352,891	-	-	5,352,891
Village at Hanford Square - Series H (4)	CA	10,400,000	729,339	-	11,129,339
Vineyard Gardens - Series A (1)	CA	3,802,965	338,419	-	4,141,384
Wellspring Apartments (1)	CA	3,759,908	291,715	-	4,051,623
Westside Village Market - Series A (1)	CA	3,498,104	153,938	-	3,652,042
Handsel Morgan Village Apartments (4)	GA	2,150,000	374,482	-	2,524,482
MaryAlice Circle Apartments (4)	GA	5,900,000	654,257	-	6,554,257
Renaissance - Series A (2)	LA	10,087,972	360,474	-	10,448,446
Live 929 Apartments - Series 2022A (4)	MD	58,452,715	5,193,310	-	63,646,025
Woodington Gardens Apartments - Series A-1 (4)	MD	31,150,000	2,971,637	-	34,121,637
Meadow Valley (4), (7)	MI	43,329,595	-	(493,593)	42,836,002
Jackson Manor Apartments (1)	MS	4,735,841	6,789	-	4,742,630
Village Point (5), (8)	NJ	22,937,000	-	(885,455)	22,051,545
Silver Moon - Series A (2)	NM	7,312,227	1,073,556	-	8,385,783
Village at Avalon (1)	NM	15,514,941	1,521,472	-	17,036,413
Columbia Gardens (3)	SC	11,939,032	460,705	-	12,399,737
The Ivy Apartments (4), (8)	SC	30,548,389	-	(769,606)	29,778,783
The Park at Sondrio - Series 2022A (4)	SC	33,621,006	-	-	33,621,006
The Park at Vietti - Series 2022A (4)	SC	23,927,167	-	-	23,927,167
Village at River's Edge (3)	SC	9,383,233	818,618	-	10,201,851
Willow Run (3)	SC	11,772,937	453,899	-	12,226,836
Windsor Shores Apartments - Series A (4)	SC	20,641,927	-	-	20,641,927
Agape Helotes - Series A-1 (4)	TX	5,551,146	1,094,713	-	6,645,859
Agape Helotes - Series B (4)	TX	7,623,744	647,350	-	8,271,094
Avistar at Copperfield - Series A (4)	TX	13,042,027	596,361	-	13,638,388
Avistar at the Crest - Series A (4)	TX	8,470,504	517,602	-	8,988,106
Avistar at the Crest - Series B	TX	703,640	27,212	-	730,852
Avistar at the Oaks - Series A (4)	TX	6,862,655	8,054	-	6,870,709
Avistar at the Oaks - Series B (8)	TX	515,988	-	(8,786)	507,202
Avistar at the Parkway - Series A (2)	TX	11,922,214	330,959	-	12,253,173
Avistar at the Parkway - Series B	TX	121,562	10,103	-	131,665
Avistar at Wilcrest - Series A (4)	TX	4,942,664	6,128	-	4,948,792
Avistar at Wood Hollow - Series A (4)	TX	37,529,536	1,488,820	-	39,018,356
Avistar in 09 - Series A (4)	TX	5,925,632	298,778	-	6,224,410
Avistar in 09 - Series B	TX	425,643	2,774	-	428,417
Avistar on the Boulevard - Series A (4)	TX	14,430,424	827,399	-	15,257,823
Avistar on the Boulevard - Series B	TX	418,105	17,648	-	435,753
Avistar on the Hills - Series A (4)	TX	4,698,326	236,896	-	4,935,222
Bruton Apartments (3)	TX	16,869,420	-	-	16,869,420
Concord at Gulfgate - Series A (3)	TX	17,721,824	1,061,872	-	18,783,696
Concord at Little York - Series A (3)	TX	12,414,976	281,448	-	12,696,424

	December 31, 2025
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Concord at Williamcrest - Series A (3)	TX	19,232,128	1,190,877	-	20,423,005
Crossing at 1415 - Series A (3)	TX	6,889,954	59,727	-	6,949,681
Decatur Angle (3)	TX	21,164,887	-	-	21,164,887
Esperanza at Palo Alto (3)	TX	18,391,634	1,199,900	-	19,591,534
Heights at 515 - Series A (3)	TX	6,307,872	129,093	-	6,436,965
Heritage Square - Series A (2)	TX	9,882,614	78,097	-	9,960,711
Oaks at Georgetown - Series A (3), (8)	TX	11,530,770	-	(73,157)	11,457,613
15 West Apartments (3)	WA	9,190,524	1,121,776	-	10,312,300
Aventine Apartments (4)	WA	9,500,000	1,141,563	-	10,641,563
Mortgage revenue bonds		$971,133,524	$39,188,805	$(2,417,943)	$1,007,904,386
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
(6)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates from the date of acquisition and is not considered a credit loss. As of December 31, 2025, the MRB has been in an unrealized loss position for at least 12 months.
(7)
The Partnership has a remaining MRB funding commitment of approximately $750,000 as of December 31, 2025. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of December 31, 2025 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of December 31, 2025, the MRB has been in an unrealized loss position for more than 12 months.
(8)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates from the date of acquisition and is not considered a credit loss. As of December 31, 2025, the MRB has been in an unrealized loss position for less than 12 months.

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

The Partnership has accrued interest receivable related to its MRBs of $5.5 million and $5.3 million as of December 31, 2025 and 2024, respectively, that is reported as "Interest receivable, net" in the Partnership's consolidated balance sheets.

An entity that is an affiliate of the borrowers for the Residency at Empire, Residency at the Entrepreneur, and Residency at the Mayer MRBs and taxable MRBs (Note 9) has provided full payment guaranties during the construction phase prior to stabilization. The MRBs and taxable MRBs had total outstanding principal of $171.2 million and $9.0 million, respectively, as of December 31, 2025. The same affiliate also provides guaranties for the Residency at Sky Village Hollywood GIL and taxable GIL.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of December 31, 2025. See Note 16 for additional information regarding the Partnership’s MRB funding commitments.

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

Activity in 2025:

Acquisitions:

The following MRBs were acquired at prices that approximated the principal outstanding plus accrued interest during the year ended December 31, 2025:

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
						$28,200,000

During the year ended December 31, 2025, the Partnership recognized fees totaling approximately $1.2 million in other income in connection with extensions of the maturity dates or construction completion dates of the Residency at the Entrepreneur MRBs and taxable MRB, Residency at the Mayer MRBs, Residency at Empire MRBs and taxable MRB, and the Meadow Valley MRB.

Redemptions:

The following MRBs were redeemed at prices that approximated the outstanding principal balance plus accrued interest during the year ended December 31, 2025:

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

Geographic Concentrations

The properties securing the Partnership’s MRBs are geographically dispersed throughout the United States with significant concentrations in Texas, California and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	December 31, 2025	December 31, 2024
California	31%	30%
Texas	27%	25%
South Carolina	15%	18%

The following tables represent a description of certain terms of the Partnership’s MRBs as of December 31, 2025, and 2024:

Property Name	Year Acquired	Location	Maturity Date	Base Interest Rate	Principal Outstanding as of December 31, 2025
15 West Apartments - Series A (3)	2016	Vancouver, WA	7/1/2054	6.25%	$9,190,524
40rty on Colony - Series P (4)	2023	La Mesa, CA	6/1/2030	7.05%	5,950,000
Agape Helotes - Series A-1 (4)	2025	Helotes, TX	1/1/2065	6.25%	6,060,000
Agape Helotes - Series B (4)	2025	Helotes, TX	1/1/2065	8.00%	7,623,744
Aventine Apartments (4)	2024	Bellevue, WA	6/1/2031	7.68%	9,500,000
Avistar at Copperfield - Series A (4)	2017	Houston, TX	5/1/2054	5.75%	13,042,027
Avistar on the Boulevard - Series A (4)	2013	San Antonio, TX	3/1/2050	6.00%	14,430,424
Avistar at the Crest - Series A (4)	2013	San Antonio, TX	3/1/2050	6.00%	8,470,504
Avistar (February 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	4/1/2050	9.00%	1,121,745
Avistar at the Oaks - Series A(4)	2013	San Antonio, TX	8/1/2050	6.00%	6,862,655
Avistar in 09 - Series A(4)	2013	San Antonio, TX	8/1/2050	6.00%	5,925,632
Avistar on the Hills - Series A(4)	2013	San Antonio, TX	8/1/2050	6.00%	4,698,326
Avistar (June 2013 Acquisition) - Series B (2 Bonds)	2013	San Antonio, TX	9/1/2050	9.00%	941,631
Avistar at the Parkway - Series A (2)	2015	San Antonio, TX	5/1/2052	6.00%	11,922,214
Avistar at the Parkway - Series B	2015	San Antonio, TX	6/1/2052	12.00%	121,562
Avistar at Wilcrest - Series A (4)	2017	Houston, TX	5/1/2054	5.75%	4,942,664
Avistar at Wood Hollow - Series A (4)	2017	Austin, TX	5/1/2054	5.75%	37,529,536
Bruton Apartments (3)	2014	Dallas, TX	8/1/2054	6.00%	16,869,420
CCBA Senior Garden Apartments(1)	2022	San Diego, CA	7/1/2037	4.50%	3,681,447
Columbia Gardens (3)	2015	Columbia, SC	12/1/2050	5.50%	11,905,000
Concord at Gulfgate - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	17,721,824
Concord at Little York - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	12,414,976
Concord at Williamcrest - Series A (3)	2015	Houston, TX	2/1/2032	6.00%	19,232,128
Courtyard - Series A (3)	2016	Fullerton, CA	12/1/2033	5.00%	9,557,426
Crossing at 1415 - Series A (3)	2015	San Antonio, TX	12/1/2052	6.00%	6,889,954
Decatur Angle (3)	2014	Fort Worth, TX	1/1/2054	5.75%	21,164,887
Esperanza at Palo Alto (3)	2018	San Antonio, TX	7/1/2058	5.80%	18,391,634
Glenview Apartments - Series A (2)	2014	Cameron Park, CA	12/1/2031	5.75%	4,180,438
Handsel Morgan Village Apartments(4)	2023	Buford, GA	3/1/2041	6.75%	2,150,000
Harden Ranch - Series A (1)	2014	Salinas, CA	3/1/2030	5.75%	6,150,834
Harmony Court Bakersfield - Series A (3)	2016	Bakersfield, CA	12/1/2033	5.00%	3,484,770
Harmony Terrace - Series A (3)	2016	Simi Valley, CA	1/1/2034	5.00%	6,452,743
Heights at 515 - Series A (3)	2015	San Antonio, TX	12/1/2052	6.00%	6,307,872
Heritage Square - Series A (2)	2014	Edinburg, TX	9/1/2051	6.00%	9,882,614
The Ivy Apartments (4)	2023	Greensville, SC	2/1/2030	6.50%	30,500,000
Jackson Manor Apartments (1)	2021	Jackson, MS	5/1/2038	5.00%	4,735,841
Las Palmas II - Series A (3)	2016	Coachella, CA	11/1/2033	5.00%	1,580,405
Live 929 Apartments - Series 2022A (4)	2022	Baltimore, MD	1/1/2060	4.30%	66,365,000
MaryAlice Circle Apartments (4)	2023	Buford, GA	3/1/2041	6.75%	5,900,000
Meadow Valley (4)	2021	Garfield Charter Township, MI	12/1/2029	6.25%	43,250,000
Montclair Apartments - Series A (2)	2014	Lemoore, CA	12/1/2031	5.75%	2,264,777
Montecito at Williams Ranch Apartments - Series A (1)	2017	Salinas, CA	10/1/2034	5.50%	7,301,933
Montevista - Series A (1)	2019	San Pablo, CA	7/1/2036	5.75%	6,502,767
Oaks at Georgetown - Series A (3)	2016	Georgetown, TX	1/1/2034	5.00%	11,530,770
Ocotillo Springs - Series A (1)	2020	Brawley, CA	8/1/2038	4.35%	3,420,248
Ocotillo Springs - Series A-1 (1)	2023	Brawley, CA	8/1/2038	6.50%	493,399
The Park at Sondrio - Series 2022A (4)	2022	Greenville, SC	1/1/2030	6.50%	38,100,000
The Park at Vietti - Series 2022A (4)	2022	Spartanburg, SC	1/1/2030	6.50%	26,985,000
Renaissance - Series A (2)	2015	Baton Rouge, LA	6/1/2050	6.00%	10,087,972
Residency at Empire - Series BB-1 (4)	2022	Burbank, CA	12/1/2040	6.45%	14,000,000
Residency at Empire - Series BB-2 (4)	2022	Burbank, CA	12/1/2040	6.45%	4,000,000
Residency at Empire - Series BB-3 (4)	2022	Burbank, CA	12/1/2040	6.45%	14,000,000
Residency at Empire - Series BB-4 (4)	2022	Burbank, CA	12/1/2040	6.45%	47,000,000
Residency at the Entrepreneur - Series J-1 (4)	2022	Los Angeles, CA	3/31/2040	6.00%	9,000,000
Residency at the Entrepreneur - Series J-2 (4)	2022	Los Angeles, CA	3/31/2040	6.00%	7,500,000
Residency at the Entrepreneur - Series J-3 (4)	2022	Los Angeles, CA	3/31/2040	6.00%	26,080,000
Residency at the Entrepreneur - Series J-4 (4)	2022	Los Angeles, CA	3/31/2040	SOFR + 3.60%	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	2023	Los Angeles, CA	4/1/2026	SOFR + 3.60%	5,000,000
Residency at the Mayer - Series A (4)	2021	Hollywood, CA	4/1/2039	7.25%	16,700,000
Residency at the Mayer - Series KK (4)	2025	Hollywood, CA	10/6/2026	7.25%	11,500,000
The Safford (4)	2023	Marana, AZ	10/10/2026	7.59%	43,000,000
San Vicente - Series A (3)	2016	Soledad, CA	11/1/2033	5.00%	3,258,711
Santa Fe Apartments - Series A (2)	2014	Hesperia, CA	12/1/2031	5.75%	2,743,692
Seasons at Simi Valley - Series A (3)	2015	Simi Valley, CA	9/1/2032	5.75%	3,965,162
Seasons Lakewood - Series A (3)	2016	Lakewood, CA	1/1/2034	5.00%	6,873,574
Seasons San Juan Capistrano - Series A (3)	2016	San Juan Capistrano, CA	1/1/2034	5.00%	11,572,853
Silver Moon - Series A (2)	2015	Albuquerque, NM	8/1/2055	6.00%	7,312,227
Solano Vista - Series A(1)	2018	Vallejo, CA	1/1/2036	5.85%	2,569,997
Summerhill - Series A (3)	2016	Bakersfield, CA	12/1/2033	5.00%	6,000,718
Sycamore Walk - Series A (3)	2015	Bakersfield, CA	1/1/2033	5.25%	3,276,834
Tyler Park Townhomes (1)	2013	Greenfield, CA	1/1/2030	5.75%	5,352,891
The Village at Madera - Series A (3)	2016	Madera, CA	12/1/2033	5.00%	2,882,176
Village at Avalon (1)	2018	Albuquerque, NM	1/1/2059	5.80%	15,514,941
Village at Hanford Square - Series H (4)	2023	Hanford, CA	5/1/2030	6.65%	10,400,000
Village Point Apartments (5)	2023	Monroe, NJ	6/1/2030	6.875%	22,937,000
Village at River's Edge (3)	2017	Columbia, SC	6/1/2033	6.00%	9,383,233
Vineyard Gardens - Series A (1)	2017	Oxnard, CA	1/1/2035	5.50%	3,802,965
Wellspring Apartments (1)	2024	Long Beach, CA	9/1/2039	4.85%	3,751,025
Westside Village Market (1)	2013	Shafter, CA	1/1/2030	5.75%	3,498,104
Willow Run (3)	2015	Columbia, SC	12/1/2050	5.50%	11,739,000
Windsor Shores Apartments (4)	2023	Columbia, SC	2/1/2030	6.50%	21,545,000
Woodington Gardens Apartments - Series A-1 (4)	2024	Baltimore, MD	5/1/2029	7.80%	31,150,000
					$987,519,370

(1)
2024 PFA Securitization Bond associated with the 2024 PFA Securitization Transaction and TEBS Residual Financing, Note 13.

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
					$1,002,151,235

(1)
2024 PFA Securitization Bond associated with the 2024 PFA Securitization Transaction and TEBS Residual Financing, Note 13.

(2)
MRB owned by ATAX TEBS III, LLC (M33 TEBS Financing), Note 13.
(3)
MRB owned by ATAX TEBS IV, LLC (M45 TEBS Financing), Note 13.
(4)
MRB held by Mizuho in a TOB trust financing transaction, Note 13.
(5)
MRB held by Barclays in a TOB trust financing transaction, Note 13.

5. Governmental Issuer Loans

The Partnership invests in GILs that are issued by state or local governmental authorities to finance the construction of affordable multifamily properties. The Partnership expects and believes the interest earned on the GILs is excludable from gross income for federal income tax purposes. GILs do not constitute an obligation of any government, agency or authority and no government, agency or authority is liable for them, nor is the taxing power of any state government pledged to the payment of principal or interest on the GILs. Each GIL is secured by a mortgage on all real and personal property of the affordable multifamily property. A first mortgage lien position with property loans and/or taxable GILs owned by the Partnership is shared with certain GILs (Notes 6 and 9). Sources of the funds to pay principal and interest on a GIL consist of the net cash flow or the sale or refinancing proceeds from the secured property and limited-to-full payment guaranties provided by affiliates of the borrower.

All GILs were held in trust in connection with TOB trust financings as of December 31, 2025 and 2024 (Note 13), with the exception of the Natchitoches Thomas Apartments GIL as of December 31, 2024 and Residency at Sky Village Hollywood GIL as of December 31, 2025. Typically, at closing, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met.

The Partnership had the following GIL investments as of December 31, 2025 and 2024:

							As of December 31, 2025
Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Current Interest Rate	Amortized Cost
Poppy Grove I (1), (2)	September 2022	Elk Grove, CA	147	4/1/2026	6.78%		6.78%	40,888,328
Poppy Grove II (1), (2)	September 2022	Elk Grove, CA	82	4/1/2026	6.78%		6.78%	24,050,000
Poppy Grove III (1), (2)	September 2022	Elk Grove, CA	158	5/1/2026	6.78%		6.78%	44,819,507
Residency at Sky Village Hollywood (3)	December 2025	Hollywood, CA	523	12/31/2030	SOFR + 3.20%	(4)	7.04%	29,000,000
			910					$138,757,835
(1)
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
(3)
The Residency at Sky Village Hollywood GIL is considered to be available-for-sale sale and reported at fair value, which approximated amortized cost as of December 31, 2025. The Partnership expects to sell the GIL into the Construction Lending JV in the future.
(4)
The variable index interest rate component is subject to an all-in floor of 6.95%. The borrower has the option to convert to fixed rate within 210 days of closing equal to the greater of: (a) the 5-year SOFR Swap Rate + 3.40% or (b) 6.95%.

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

The Partnership has accrued interest receivable related to its GILs of approximately $698,000 and approximately $1.4 million as of December 31, 2025 and 2024, respectively, that is reported as "Interest receivable, net" in the Partnership’s consolidated balance sheets.

An entity that is an affiliate of the borrowers for the Poppy Grove GILs, Poppy Grove taxable GILs (Note 9), and Gateway and Yarbrough Predevelopment Project taxable MRB (Note 9) has provided payment guaranties with total outstanding principal of approximately $109.8 million, $43.9 million, and $800,000, respectively, as of December 31, 2025.

The Partnership has remaining commitments to provide funding of certain GILs on a draw-down basis during construction and/or rehabilitation of the secured properties as of December 31, 2025. See Note 16 for further information regarding the Partnership's remaining GIL funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in 2025

During 2025, the following GILs were purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Osprey Village	January 2025	$60,000,000
Willow Place Apartments	January 2025	20,702,594
Willow Place Apartments Supplemental	January 2025	1,500,000
Legacy Commons at Signal Hills	May 2025	34,620,000
Sandy Creek Apartments	October 2025	12,100,000
		$128,922,594

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

During the year ended December 31, 2025, the Partnership recognized fees totaling approximately $577,000 in other income in connection with multiple extensions of the maturity dates of the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs. As of December 31, 2025, the maturity dates of the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs were March 2026, April 2026, and May 2026, respectively. There were no additional material changes to terms associated with the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs.

In December 2025, the Partnership entered into a $34.0 million GIL commitment to provide construction financing for Residency at Sky Village Hollywood, of which $29.0 million was funded as of December 31, 2025. The commitment will increase to $161.5 million upon the borrower meeting certain conditions, including closing of a forward financing commitment from an acceptable lender and identification of a LIHTC equity investor.

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

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset specific allowances for credit losses, as of December 31, 2025 and 2024:

	December 31, 2025
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance		Maturity Date	Interest Rate
Mezzanine Financing (1)
SoLa Impact Opportunity Zone Fund	$38,824,000	$-	$38,824,000		3/31/2026	9.00%
The Centurion Foundation	7,250,000	-	7,250,000		6/15/2039	10.50%
Subtotal	46,074,000	-	46,074,000

Other
The 50/50 (a former MF Property) (2)	$4,315,094	$-	$4,315,094		3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-		7/31/2049	8.00%
Sandoval Flats (3)	1,000,000	-	1,000,000		12/1/2027	7.48%
Opportunity South Carolina	1,715,133	(1,715,133)	-		2/1/2030	10.00%
Subtotal	7,525,227	(2,210,133)	5,315,094

Total	$53,599,227	$(2,210,133)	$51,389,094	(4)
(1)
The property loans are held in trust in connection with a TOB trust financing (Note 13).
(2)
The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property. The change in the outstanding balance from December 31, 2024 is related to an immaterial out-of-period adjustment to the initial loan value. See Note 2 for additional information.
(3)
The Sandoval Flats property loan was considered to be held-for-sale and reported at fair value, which approximated amortized cost as of December 31, 2025. The Partnership expects to sell the property loan into the Construction Lending JV in the future.
(4)
The Partnership has also recorded a CECL allowance for credit losses utilizing a pooled approach per ASC 326 associated with its property loans of approximately $1.3 million.

	December 31, 2024
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance	Maturity Date	Interest Rate
Senior Construction Financing (1)
Sandy Creek Apartments	7,830,000	-	7,830,000	9/1/2026	8.63% (2)
Subtotal	7,830,000	-	7,830,000

Mezzanine Financing (3)
SoLa Impact Opportunity Zone Fund	$33,380,000	$-	$33,380,000	12/30/2025	7.875%
The Centurion Foundation	$7,250,000	$-	$7,250,000	6/15/2039	10.50%
Subtotal	40,630,000	-	40,630,000

Other
The 50/50 (a former MF Property) (4)	$7,109,611	$-	$7,109,611	3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-	7/31/2049	8.00%
Sandoval Flats (5)	1,000,000	-	1,000,000	12/1/2027	7.48%
Subtotal	8,604,611	(495,000)	8,109,611

Total	$57,064,611	$(495,000)	$56,569,611
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
(5)
The Sandoval Flats property loan was considered to be held-for-sale and reported at fair value, which approximated amortized cost as of December 31, 2024. The Partnership expects to sell the GIL into the Construction Lending JV in the future.

The Partnership has accrued interest receivable related to its property loans of approximately $371,000 and $354,000 as of December 31, 2025 and 2024, respectively, that is reported as "Interest receivable, net" in the Partnership’s consolidated balance sheets.

Two entities that are affiliates of the Sandoval Flats property loan have provided limited-to-full payment guaranties as of December 31, 2025. The same affiliates also provide guaranties for The Safford MRB.

The Partnership has remaining commitments to provide additional funding of certain property loans during construction of the secured properties as of December 31, 2025. See Note 16 for further information regarding the Partnership’s remaining property loan funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in 2025

The following property loan principal payments were received during the year ended December 31, 2025:

Property Name	Month Repaid	Principal Proceeds
Sandy Creek Apartments	January 2025	$7,241,754
SoLa Impact Opportunity Zone Fund	March 2025	556,000
Sandy Creek Apartments	April 2025	588,246
		$8,386,000

During the year ended December 31, 2025, the Partnership advanced funds of approximately $1.7 million to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina is the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs. The property loan is in non-accrual status as of December, 2025 because interest payments under the loan are not required until maturity and operations at the related properties are stressed.

In June 2025, the Partnership advanced additional funds of $6.0 million to the SoLa Impact Opportunity Zone Fund and the interest rate was changed to 9.00%. There were no additional changes to terms or fees associated with the additional loan proceeds and interest rate update.

In December 2025, the Partnership received an interest payment of approximately $100,000 on The 50/50 property loan. The property loan was in non-accrual status as of December 31, 2025. See Note 10 for further information.

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

In December 2024, the Partnership received an interest payment of approximately $174,000 on The 50/50 property loan. The property loan was in non-accrual status as of December 31, 2024. See Note 10 for further information.

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
		$81,060,334

7. Investments in Unconsolidated Entities

The Partnership has non-controlling investments in unconsolidated entities. The Partnership applies the equity method of accounting by initially recording these investments at cost, subsequently adjusted for accrued preferred returns, the Partnership’s share of earnings (losses) of the unconsolidated entities, cash contributions, and distributions. The carrying value of the equity investments, and the limited guaranties of construction loans disclosed in Note 16, represent the Partnership’s maximum exposure to loss. The Partnership is entitled to a preferred return on invested capital in each unconsolidated entity. The Partnership’s preferred return is reported as “Investment income” on the Partnership’s consolidated statements of operations.

An affiliate of the Vantage Properties guarantees a preferred return on the Partnership’s invested capital through a date approximately five years after commencement of construction in connection with each Vantage Property.

The following table provides the details of the investments in unconsolidated entities as of December 31, 2025 and 2024:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of December 31, 2025	Carrying Value as of December 31, 2024
Market Rate Multifamily Investments
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	$14,988,329	$14,573,715
Vantage at Loveland	Loveland, CO	288		April 2021	October 2024	21,098,735	26,560,347
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	14,346,224	13,535,176
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	July 2024	16,076,440	15,633,593
Freestone Greeley	Greeley, CO	296		N/A	N/A	5,909,710	6,230,785
Freestone Cresta Bella	San Antonio, TX	296		February 2023	November 2024	13,701,640	16,759,593
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	December 2025	16,125,448	17,696,609
Freestone Greenville	Greenville, TX	300		April 2024	September 2025	17,175,697	20,853,691
Freestone Ladera	Ladera, TX	288		August 2024	December 2025	17,085,732	9,804,364
Subtotal						136,507,955	141,647,873

Market Rate Seniors Housing Investments
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	April 2025	2,531,540	8,471,445
Valage Senior Living Mt. Rose	Reno, NV	122		N/A	N/A	6,913,343	-
Subtotal						9,444,883	8,471,445

Other Investments
Construction Lending JV (2)	N/A	N/A		N/A	N/A	347,006	-

Previously Sold Investments
Vantage at Tomball	Tomball, TX	288		August 2020	April 2022	-	14,199,870
Vantage at Helotes	Helotes, TX	288		May 2021	November 2022	-	15,090,681
Subtotal						-	29,290,551

						$146,299,844	$179,409,869
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(2)
The Construction Lending JV invests in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments

In October 2024, the Partnership entered into the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments. The Partnership has committed to provide 10% of the total capital for the Construction Lending JV with the remainder funded by third-party investors with each party contributing their respective proportionate capital contributions upon funding of future investments. The Partnership’s maximum capital contribution to the Construction Lending JV is approximately $15.0 million as of December 31, 2025. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership earns proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership accounts for its investment in the Construction Lending JV using the equity method. The Partnership made its first capital contribution to the Construction Lending JV in April 2025.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of December 31, 2025. See Note 16 for further details regarding the Partnership's remaining funding commitments.

Certain immaterial out-of-period adjustments related to the Partnership's investments in unconsolidated entities were made during the year ended December 31, 2025. See Note 2 for additional information.

Activity in 2025

Sales Activity:

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the year ended December 31, 2025:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Tomball	Tomball, TX	288	January 2025	$14,199,870	$-	$-
Vantage at Coventry	Omaha, NE	294	(1)	5,220	-	5,220
Vantage at Helotes (2)	Helotes, TX	288	May 2025	17,083,556	1,829,525	148,577
Vantage at O'Connor	San Antonio, TX	288	(3)	32,166	-	32,166
				$31,320,812	$1,829,525	$185,963
(1)
In February 2025, the Partnership received sales proceeds of approximately $5,000 associated with final settlements of the Vantage at Coventry sale in January 2023. The Partnership recognized the amount in “Gain on sale of investments in unconsolidated entities” on the Partnership’s condensed consolidated statement of operations.
(2)
Vantage at Helotes, at the direction of its managing member, sold substantially all its assets to a non-profit entity that financed the purchase by issuing tax-exempt and taxable bonds. The Partnership acquired two MRBs issued by the buyer to finance the purchase of the property (see Note 4). In December 2025, the Partnership's gain on sale was reduced by approximately $15,000 associated with final settlement of the Vantage at Helotes sale in May 2025.
(3)
In June 2025, the Partnership received sales proceeds of approximately $32,000 associated with final settlements of the Vantage at O'Connor sale in July 2022. The Partnership recognized the amount in “Gain on sale of investments in unconsolidated entities” on the Partnership’s condensed consolidated statement of operations.

During the year ended 2025, the Partnership advanced funds beyond its original commitments to four Vantage Properties, Freestone at Cresta Bella, and The Jessam at Hays Farm totaling approximately $4.1 million to cover additional interest costs.

New Equity Commitments

In December 2025, the Partnership executed an $14.5 million equity commitment to fund the construction of Valage Senior Living Mt. Rose in Reno, NV.

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
(1)
In January 2024, the Partnership received sales proceeds of approximately $50,000 associated with final settlements of the Vantage at Coventry sale in January 2023. The Partnership recognized the amount in “Gain on sale of investments in unconsolidated entities” on the Partnership’s consolidated statement of operations.
(2)
In May 2024, the Partnership received sales proceeds of approximately $7,000 associated with final settlements of the Vantage at Westover Hills sale in May 2022. The Partnership recognized the amount in “Gain on sale of investments in unconsolidated entities” on the Partnership’s consolidated statement of operations.
(3)
In December 2024, the Partnership received tax refund proceeds of approximately $61,000 primarily associated with final settlements of the Vantage at Murfreesboro sale in March 2022. The Partnership recognized the amount in “Gain on sale of investments in unconsolidated entities” on the Partnership’s consolidated statements of operations.

During the year ended December 31, 2024, the Partnership advanced funds beyond its original commitments to five Vantage Properties totaling $9.0 million to cover additional construction and interest costs.

Activity in 2023:

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
(1)
In February 2023, the Partnership returned sales proceeds of approximately $6,200 associated with final settlements of the Vantage at Murfreesboro sale in March 2022. The Partnership recognized the amount in “Gain on sale of investments in unconsolidated entities” on the Partnership’s consolidated statements of operations.
(2)
In May 2023, the Partnership returned sales proceeds of approximately $12,000 associated with final settlements of the Vantage at O’Connor sale in July 2022. The Partnership recognized the amount in "Gain on sale of investments in unconsolidated entities" on the Partnership’s consolidated statements of operations.
(3)
In August 2023, the Partnership received sales proceeds of approximately $32,000 associated with final settlements of the Vantage at Powdersville sale in May 2021. The Partnership recognized the amount in “Gain on sale of investments in unconsolidated entities” on the Partnership’s consolidated statements of operations.

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024
Assets	$473,870,616	$456,310,813
Liabilities	$359,584,450	$307,735,879

	For the Years Ended December 31,
	2025	2024	2023
Property revenues	$24,808,716	$19,953,172	$13,321,584
Interest income	$873,755	$-	$-
Gain on sale	$18,186,108	$-	$56,959,112
Net income (loss)	$(7,543,266)	$(16,168,741)	$48,500,277

8. Real Estate Assets

The Partnership owns real estate assets through a consolidated VIE, as described in Note 3. The Partnership also invests in land with plans to develop into rental properties or for future sale. These investments are reported as “Land held for development” below. The following tables summarize information regarding the Partnership’s real estate assets as of December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
Property Name	Location	Land and Land Improvements	Buildings and Improvements	Carrying Value	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos (1)	San Marcos, TX	$2,513,092	$-	$2,513,092	$2,660,615	$1,136,167	$3,796,782
Land held for development	Richland County, SC	1,109,482	-	1,109,482	1,109,482	-	1,109,482
Real estate assets				$3,622,574			$4,906,264
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

In December 2023, the Partnership sold the Suites on Paseo MF Property for gross proceeds of approximately $40.7 million. A portion of the proceeds were used to pay closing costs and to repay $25.0 million of principal on the related mortgage payable. The Partnership recognized a gain on sale of approximately $10.4 million. The Partnership incurred costs of approximately $403,000 related to the sale which reduced the Partnership's gain on sale. In June 2024, the Partnership received its final sales proceeds associated with the sale of the Suites on Paseo MF Property and the Partnership recognized a gain on sale of approximately $64,000 for the year ended December 31, 2024.

Net loss, exclusive of the gains on sale, related to the Suites on Paseo MF Property for the years ended December 31, 2025, 2024, and 2023 was as follows

	For the Years Ended December 31,
	2025	2024	2023
Net loss	$-	$-	$(234,776)

9. Other Assets

The following table summarizes the Partnership’s other assets as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred financing costs, net	$659,420	$653,510
Derivative instruments at fair value (Note 15)	1,338,175	6,980,820
Taxable mortgage revenue bonds, at fair value	43,162,714	26,671,085
Taxable governmental issuer loans:
Taxable governmental issuer loans	44,879,465	14,157,672
Allowance for credit losses (Note 10)	(244,000)	(76,000)
Taxable governmental issuer loans, net	44,635,465	14,081,672
Bond purchase commitment, at fair value (Note 16)	3,323,510	-
Other assets	1,507,512	1,462,333
Total other assets	$94,626,796	$49,849,420

The Partnership has remaining commitments to provide additional funding of taxable MRBs and taxable GILs during construction and/or rehabilitation of the secured properties as of December 31, 2025. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its taxable GILs and taxable MRBs.

See Note 21 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs, taxable GILs, and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported as “Net result from derivative transactions” in the Partnership’s consolidated statements of operations. Unrealized gains and losses on taxable MRBs, taxable GILs, and bond purchase commitments are recorded in the Partnership’s consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

As of December 31, 2025, nine taxable MRBs and three taxable GILs with reported carrying values totaling approximately $77.2 million were held in trust in connection with TOB trust financings (Note 13).

Activity in 2025

The following table includes details of the taxable MRBs and taxable GIL acquired during the year ended December 31, 2025:

Property Name	Month Acquired	Property Location	Maturity Date	Interest Rate		Initial Principal Funding	Total Commitment
Taxable MRBs
Gateway and Yarbrough Predevelopment Project	June 2025	West Sacramento, CA	7/1/2026	9.00%		$800,000	$2,000,000
Triangle Square Predevelopment Project	July 2025	Raleigh, NC	7/3/2026	9.00%		6,000,000	9,300,000
Subtotal							$11,300,000

Taxable GIL
Residency at Sky Village Hollywood	December 2025	Hollywood, CA	12/31/2030	SOFR + 3.80%	(1)	$1,000,000	$1,000,000
Total							$12,300,000

(1)
The variable index interest rate component is subject to an all-in floor of 7.50%. The borrower has the option to convert to fixed rate within 210 days of closing equal to the greater of: (a) the 5-year SOFR Swap Rate + 3.90% or (b) 7.50%.

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

In November 2025, the Partnership recognized a fee of approximately $5,000 in other income in connection with an extension of the maturity date of the Residency at Empire taxable MRB to June 1, 2026.

Activity in 2024

The following table includes details of the taxable MRB and taxable GIL acquired during the year ended December 31, 2024:

Property Name	Date Committed	Maturity Date	Initial Principal Funding	Total Commitment
Taxable MRB
Woodington Gardens Apartments - Series A-2	April 2024	5/1/2029	$2,577,000	$2,577,000
Taxable GIL
Natchitoches Thomas Apartments	December 2024	7/1/2027	$1,000,000	$4,000,000
Total			$3,577,000	$6,577,000

The following taxable MRB and taxable GIL principal payments were received during the year ended December 31, 2024:

Property Name	Redemption Date	Location	Units	Original Maturity Date	Interest Rate		Principal Outstanding at Date of Redemption
Taxable MRBs
Residency at the Mayer Series A-T (1)	March 2024	Hollywood, CA	79	10/1/2024	SOFR + 3.70%	(2)	$11,500,000
Residency at the Mayer Series A-T	September 2024	Hollywood, CA	79	10/1/2024	SOFR + 3.70%	(2)	1,000,000
Subtotal							$12,500,000
Taxable GIL
Hope on Avalon	January 2024	Los Angeles, CA	88	2/1/2024	SOFR + 3.55%		$10,573,000
Total							$23,073,000
(1)
The borrower re-allocated $11.5 million of previously provided funding from a taxable MRB to a new MRB during the acquisition and rehabilitation phase of the property.
(2)
The interest rate is subject to an all-in floor of 3.95%.

10. Allowance for Credit Losses

On January 1, 2023, the Partnership adopted ASC 326 which replaced the incurred loss methodology with an expected loss model known as the CECL model. See Note 2 for further discussion of the Partnership’s allowance for credit losses accounting policy.

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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the years ended December 31, 2025, 2024 and 2023:

	For the Year ended December 31, 2025
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,038,000	$76,000	1,930,000	$186,000	$3,230,000
Current provision for credit losses (1)	(429,000)	168,000	1,547,134	(186,000)	1,100,134
Balance, end of period	$609,000	$244,000	$3,477,134	$-	$4,330,134
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

At adoption, on January 1, 2023, the Partnership recorded an allowance for credit losses of approximately $5.9 million as a reduction to Partners’ Capital, or approximately 0.85% of the Partnership's carrying value of GILs, taxable GILs and property loans and total unfunded commitments. This amount does not include the Live 929 Apartments property loan that had a previous asset-specific allowance of $495,000.

The Partnership recorded provision for credit losses of approximately $1.1 million for the year ended December 31, 2025 and a recovery of provision for credit losses of approximately $867,000 and approximately $2.3 million for the years ended December 31, 2024 and 2023, respectively. The provision for credit losses for the year ended December 31, 2025 includes an asset-specific allowance of approximately $1.7 million related to the Opportunity South Carolina property loan, partially offset by a recovery due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio. The decreases in the provision for credit losses for the years ended December 31, 2024 and 2023 are primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses. The provision for credit losses for the year ended December 31, 2024 also includes the recovery of approximately $169,000 of prior credit losses in connection with final settlement of the bankruptcy estate of the Provision Center 2014-1 MRB.

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

The following tables summarize the Partnership’s carrying value by acquisition year, grouped by risk rating as of December 31, 2025 and 2024:

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Governmental Issuer Loans
Performing	$-	$-	$-	$109,757,835	$-	$-	$109,757,835
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	109,757,835	-	-	109,757,835

Taxable Governmental Issuer Loans
Performing	$-	$-	$-	$43,879,465	$-	$-	$43,879,465
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	43,879,465	-	-	43,879,465

Property Loans
Performing	$-	$7,250,000	$-	$43,139,094	$-	$-	$50,389,094
Watch	-	-	-	-	-	-	-
Nonperforming	1,715,133	-	-	-	-	495,000	2,210,133
Subtotal	1,715,133	7,250,000	-	43,139,094	-	495,000	52,599,227

Total	$1,715,133	$7,250,000	$-	$196,776,394	$-	$495,000	$206,236,527

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Governmental Issuer Loans
Performing	$-	$13,600,000	$90,779,628	$115,322,594	$-	$-	$219,702,222
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	13,600,000	90,779,628	115,322,594	-	-	219,702,222

Taxable Governmental Issuer Loans
Performing	$-	$-	$13,157,672	$-	$-	$-	$13,157,672
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	13,157,672	-	-	-	13,157,672

Property Loans
Performing	$7,250,000	$7,830,000	$40,489,611	$-	-	$-	$55,569,611
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	$-	495,000	495,000
Subtotal	7,250,000	7,830,000	40,489,611	-	-	495,000	56,064,611

Unfunded Commitments
Performing	$-	$-	$49,700,000	$-	$-	$-	$49,700,000
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	49,700,000	-	-	-	49,700,000

Total	$7,250,000	$21,430,000	$194,126,911	$115,322,594	$-	$495,000	$338,624,505

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs, taxable GILs, and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of December 31, 2025, except as noted below. The Partnership currently has three property loans on nonaccrual status.

During the years ended December 31, 2025, 2024 and 2023, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of December 31, 2025 and December 31, 2024, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of December 31, 2025 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had a reported carrying value of approximately $4.3 million as of December 31, 2025.

During the year ended December 31, 2025, the Partnership advanced funds of approximately $1.7 million to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina is the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and Windsor Shores Apartments MRBs. The property loan is in non-accrual status as of December 31, 2025 because interest payments under the loan are not required until maturity and it is uncertain if the underlying properties will generate sufficient cash flows to pay accrued interest. The loan is considered to be nonperforming and was fully reserved with an asset-specific allowance as of December 31, 2025.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through an allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the year ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Balance, beginning of period	$4,128,849	$9,910,079	$9,978,891
Current provision for credit loss (1)	8,707,000	(169,308)	-
Write-offs (1)	-	(5,542,922)	-
Recovery of prior credit loss (2)	40,073	(69,000)	(68,812)
Balance, end of period (3)	$12,875,922	$4,128,849	$9,910,079
(1)
During the year ended December 31, 2025, the Partnership recognized a provision for credit loss of approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB and taxable MRB. The credit loss was driven primarily by worse than projected operating results, financial conditions of the borrowers, and estimated underlying collateral values.

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
(3)
The allowance for credit losses as of December 31, 2025 was related to the Live 929 Apartments – 2022A MRB, The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB and taxable MRB. The allowance for credit losses as of December 31, 2024 was related to the Live 929 Apartments – 2022A MRB. The allowance for credit losses as of December 31, 2023 was related to the Provision Center 2014-1 MRB and the Live 929 Apartments – Series 2022A MRB.

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Accounts payable	$1,371,459	$2,183,546
Accrued expenses	5,183,094	5,076,445
Accrued interest expense	6,404,551	7,529,123
Deferred gain on sale of MF Property	-	6,596,622
Reserve for credit losses on unfunded commitments (Note 10)	-	186,000
Derivative instruments at fair value (Note 15)	1,843,464	609,766
Deposit liability (1)	4,299,053	-
Other liabilities	2,032,534	1,299,266
Total accounts payable, accrued expenses and other liabilities	$21,134,155	$23,480,768
(1)
The deposit liability relates to restricted cash held by the Partnership on behalf of one of its borrowers. The deposit liability and the related restricted cash balance are equal.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

Certain immaterial out-of-period adjustments related to the deferred gain on sale of MF Property and other liabilities during the year ended December 31, 2025. See Note 2 for additional information.

12. Secured Lines of Credit

The following tables summarize the Partnership’s LOCs as of December 31, 2025 and 2024:

Secured Lines of Credit	Outstanding as of December 31, 2025	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
General LOC	$50,000,000	$50,000,000	June 2027 (1)	Variable (2)	Monthly	7.32%
Acquisition LOC	30,850,000	80,000,000	June 2027 (3)	Variable (4)	Monthly	6.23%
	$80,850,000	$130,000,000
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

The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of December 31, 2025, the borrowing base exceeded $50.0 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of December 31, 2025. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of December 31, 2025.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing the administrative agent with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of December 31, 2025. Of the amount outstanding as of December 31, 2025, $850,000 is due in February 2026 and $30.0 million is due in September 2026, before consideration of extension payment options.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of December 31, 2025 and 2024:

		Outstanding Debt Financings as of December 31, 2025, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M33 TEBS		$27,390,271	$65,483	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		196,282,898	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		223,673,169							4.25%

2024 PFA Securitization Transaction		$53,349,105	$382,761	2039	Fixed	Yes	N/A	N/A	4.90%

TEBS Residual Financing		$46,103,206	$31,485	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$27,169,597	(3)	2026	Variable	No	3.91%	1.78%	5.69%
Residency at the Mayer - Series KK		9,490,000	(3)	2026	Variable	Yes	3.60%	1.19%	4.79%
The Safford		34,342,303	(3)	2026	Variable	Yes	3.60%	1.44%	5.04%
Aventine Apartments		7,576,659	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar at Copperfield - Series A		11,087,313	(3)	2027	Variable	Yes	3.60%	1.68%	5.28%
Avistar at the Crest - Series A		7,143,571	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar at the Oaks - Series A		5,786,847	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar at Wilcrest - Series A		4,196,312	(3)	2027	Variable	Yes	3.60%	1.68%	5.28%
Avistar at Wood Hollow - Series A		31,794,740	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar in 09 - Series A		4,995,073	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar on the Blvd - Series A		11,894,672	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar on the Hills - Series A		3,951,609	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
The Centurion Foundation		5,060,934	(3)	2027	Variable	No	3.91%	1.79%	5.70%
Live 929		53,092,000	(3)	2027	Variable	Yes	3.60%	1.18%	4.78%
Trust 2024-XF3219	(4)	45,596,471	(3)	2027	Variable	No	3.91%	1.79%	5.70%
Woodington Gardens - Series A-1		24,876,472	(3)	2027	Variable	Yes	3.55%	1.44%	4.99%
40rty on Colony		4,457,446	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
Agape Helotes - Series A-1		4,411,077	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
Agape Helotes - Series B		4,357,469	(3)	2028	Variable	Yes	3.60%	2.04%	5.64%
The Ivy Apartments		24,376,976	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
MaryAlice Circle Apartments		4,709,678	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
Meadow Valley		32,380,093	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
The Park at Sondrio - Series 2022A		30,454,705	(3)	2028	Variable	Yes	3.60%	1.43%	5.03%
The Park at Vietti - Series 2022A		21,568,120	(3)	2028	Variable	Yes	3.60%	1.43%	5.03%
Residency at the Entrepreneur MRBs		34,060,000	(3)	2028	Variable	Yes	3.60%	1.45%	5.05%
Residency at Empire MRBs		63,132,514	(3)	2028	Variable	Yes	3.60%	1.42%	5.02%
Residency at the Mayer - Series A		13,767,457	(3)	2028	Variable	Yes	3.60%	1.19%	4.79%
Village at Hanford Square		7,789,072	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
Windsor Shores Apartments		17,219,444	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
Barclays Capital Inc.:
Trust 2021-XF2953	(5)	35,093,888	-	2026	Variable	No	3.90%	1.27%	5.17%
Poppy Grove I GIL		32,696,851	-	2026	Variable	Yes	2.70%	1.25%	3.95%
Poppy Grove II GIL		19,232,683	-	2026	Variable	Yes	2.70%	1.25%	3.95%
Poppy Grove III GIL		35,844,851	-	2026	Variable	Yes	2.70%	1.25%	3.95%
Village Point		18,363,046	-	2026	Variable	Yes	2.70%	1.61%	4.31%
Subtotal/Weighed Average Period End Rate		691,969,943							4.94%

Total		$1,015,095,423
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
(3)
The Partnership has restricted cash totaling approximately $10.6 million related to its ISDA master agreement with Mizuho based on Mizuho’s valuations of the underlying assets and the Partnership’s derivative financial instruments.

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

As of December 31, 2025 and 2024, the Partnership posted restricted cash as contractually required under the terms of the TEBS Financings.

2024 PFA Securitization Transaction

The Partnership has entered into a financing securitization of partial interests in 14 MRBs upon origination. The Wisconsin Public Finance Authority and a trustee created the 2024 PFA Securitization Transaction, into which the Partnership then sold 14 custodial receipts representing partial interests in the 2024 PFA Securitization Bonds. The Wisconsin Public Finance Authority then issued Affordable Housing Multifamily Certificates, which were sold to unaffiliated investors. For financial reporting purposes, the Affordable Housing Multifamily Certificates of the 2024 PFA Securitization Transaction are considered debt financing of the Partnership. Debt service on the Affordable Housing Multifamily Certificates is payable from the cash flows due from the senior custodial receipts associated with the 2024 PFA Securitization Bonds. The holders of the Affordable Housing Multifamily Certificates are entitled to interest at a fixed rate of 4.10% per annum, payable monthly, and all principal payments from the 2024 PFA Securitization Bonds until the stated amount of the Affordable Housing Multifamily Certificates is reduced to zero, which will be no later than September 2039. The Partnership will also pay credit enhancement, servicing, and trustee fees related to the 2024 PFA Securitization Transaction totaling 0.80% per annum. The 2024 PFA Securitization Transaction is non-recourse financing to the Partnership and the maximum exposure to loss is the value of the residual interests in the 2024 PFA Securitization Bonds. The 2024 PFA Securitization Transaction does not have any mark-to-market collateral posting requirements. The Partnership is required to post certain restricted cash balances on an annual basis related to the credit enhancement arrangement associated with this transaction.

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

Mizuho Capital Markets

The TOB trusts and Secured Notes with Mizuho are subject to an ISDA master agreement that contains certain covenants and requirements related to the Partnership’s TOB trusts and Secured Notes. The TOB trusts require that Partnership’s residual interests must maintain a certain value in relation to the total assets in each TOB trust. The ISDA master agreement with Mizuho requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of December 31, 2025. The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreement with Mizuho. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho at the initiation of each transaction. As of December 31, 2025, the Partnership had posted required cash collateral totaling approximately $10.6 million related to mark-to-market valuations. As of December 31, 2024, the Partnership had posted required cash collateral totaling approximately $15.8 million related to mark-to-market valuations.

Barclays Bank PLC

The TOB trusts with Barclays are subject to an ISDA master agreement that contains certain covenants and requirements related to the Partnership’s TOB trusts. The Partnership’s residual interests in the TOB trusts must maintain a certain value in relation to the total assets in the TOB trust. The ISDA master agreement with Barclays requires the Partnership’s partners’ capital, as defined, to maintain a certain threshold, limits on the Partnership’s Leverage Ratio (as defined by the Partnership) and that the Partnership remained listed on a national securities exchange. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facility would be triggered. The Partnership was in compliance with these covenants as of December 31, 2025.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreement with Barclays. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Barclays at the initiation of each transaction. There was no requirement to post collateral for the TOB trusts as of December 31, 2025 and 2024.

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

Contractual Maturities

The Partnership’s contractual maturities of borrowings as of December 31, 2025 for the twelve-month periods ending December 31st for the next five years and thereafter are summarized below. The reported maturities for each individual debt financing are based on the earlier of contractual payments of the underlying securitized assets and the stated maturity date of the debt financing.

2026	$287,225,044
2027	193,959,408
2028	226,654,221
2029	5,609,116
2030	44,030,059
Thereafter	261,662,120
Total	1,019,139,968
Unamortized deferred financing costs and debt premium	(4,044,545)
Total debt financing, net	$1,015,095,423

The table above does not reflect certain extensions of certain TOB trust financings after December 31, 2025 in the normal course of business.

14. Mortgages Payable

The following is a summary of the mortgages payable, net of deferred financing costs, as of December 31, 2025 and 2024:

Property Mortgage Payables	Outstanding Mortgage Payable as of December 31, 2025, net	Outstanding Mortgage Payable as of December 31, 2024, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos (1)	$231,679	$1,664,347	2020	May 2026	Variable	7.75%

(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 3).

In February 2025, Vantage at San Marcos paid down approximately $1.4 million outstanding principal of the associated mortgage payable with proceeds from sale of a parcel of land.

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the realized and unrealized gains and losses of the Partnership's derivative instruments for the years ended December 31, 2025, 2024 and 2023:

	For the Year ended December 31, 2025
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(2,963,027)	$6,609,475	$3,646,448

	For the Year ended December 31, 2024
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(6,412,028)	$(2,098,165)	$(8,510,193)
Interest rate cap	14,502	265	14,767
Total	$(6,397,526)	$(2,097,900)	$(8,495,426)

	For the Year ended December 31, 2023
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(6,043,273)	$3,082,035	$(2,961,238)
Interest rate cap	-	91,363	91,363
Total return swaps	(4,501,709)	-	(4,501,709)
Total	$(10,544,982)	$3,173,398	$(7,371,584)

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

The following tables summarize the Partnership’s interest rate derivative agreements as of December 31, 2025 and 2024

		Fair Value as of December 31, 2025
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	294,473,799	$1,338,175	$(1,843,464)	2.78

		Fair Value as of December 31, 2024
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	416,989,686	$6,980,820	$(609,766)	2.68

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of December 31, 2025:

Year	Average Notional	Weighted Average Fixed Rate Paid
2026	$305,305,966	3.42%
2027	222,943,332	3.51%
2028	165,255,466	3.57%
2029	128,652,299	3.51%
2030	28,852,800	3.82%
2031	21,205,500	3.86%
2032	18,931,333	3.83%
2033	15,863,500	3.90%
2034	11,755,833	3.94%
2035	9,145,833	3.95%
2036	9,066,667	3.95%
2037	8,983,333	3.95%
2038	8,893,333	3.95%
2039	8,833,333	3.95%

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's consolidated statements of comprehensive income (loss). The Partnership had no bond purchase commitments as of December 31, 2024. The following table summarizes the Partnership’s bond purchase commitments as of December 31, 2025:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of December 31, 2025
Kindred Apartments	March 2025	$21,921,000	6.875%	December 2027	$3,323,510

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, and property loans while the secured properties are under construction, rehabilitation, or predevelopment. See Note 10 for information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of December 31, 2025:

Property Name	Commitment Date	Asset Maturity Date	Interest Rate		Total Commitment	Remaining Commitment as of December 31, 2025
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%		$44,000,000	$750,000

Taxable Mortgage Revenue Bonds
Residency at Empire - Series BB-T	December 2022	June 2026	7.45%		$9,404,500	$8,404,500
Gateway and Yarbrough Predevelopment Project	June 2025	July 2026	9.00%		2,000,000	1,200,000
Triangle Square Predevelopment Project	July 2025	July 2026	9.00%		9,300,000	1,200,000
Subtotal					20,704,500	10,804,500

Governmental Issuer Loans
Residency at Sky Village Hollywood	December 2025	December 2030	SOFR + 3.20%	(1)	34,000,000	5,000,000

Property Loans
Sandoval Flats	November 2024	December 2027 (2)	7.48%		$29,846,000	$28,846,000

Equity Investments
Vantage at San Marcos (3), (4)	November 2020	N/A	N/A		$9,914,529	$8,943,914
Freestone Greeley (4)	October 2022	N/A	N/A		16,035,710	10,562,345
Valage Senior Living Mt. Rose	December 2025	N/A	N/A		14,541,973	7,674,193
Subtotal					40,492,212	27,180,452

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (2)	6.875%		$21,921,000	$21,921,000

Total Commitments					$190,963,712	$94,501,952
(1)
The variable index interest rate component is subject to an all-in floor of 6.95%. The borrower has the option to convert to fixed rate within 210 days of closing equal to the greater of: (a) the 5-year SOFR Swap Rate + 3.40% or (b) 6.95%.
(2)
The borrowers may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(3)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 3).
(4)
A development site has been identified for this property but construction had not commenced as of December 31, 2025. The Partnership’s joint venture partners are evaluating the highest and best use for the development sites as of December 31, 2025, which may include a sale of the land or the commencement of construction. The timing of any funding commitment is uncertain and the Partnership’s remaining funding commitment will be terminated if the land is sold.

In addition, the Partnership is committed to funding 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s capital is contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. As of December 31, 2025, the Partnership had contributed approximately $383,000 of its maximum capital commitment of approximately $15.0 million. The Partnership’s maximum commitment may increase if additional third-party capital commitments are made to the Construction Lending JV.

Construction Loan Guaranties

The Partnership entered into limited guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guaranties if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the Partnership believes the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of December 31, 2025:

Borrower	Guaranty Maturity	Maximum Balance Available on Loan	Loan Balance as of December 31, 2025	Partnership's Maximum Exposure as of December 31, 2025	Guaranty Terms
Vantage at McKinney Falls	2026	$35,850,000	$35,850,000	$17,925,000	(1)
Vantage at Hutto	2026	35,000,000	35,000,000	$17,500,000	(1)
Vantage at Loveland	2026	47,000,000	47,000,000	$23,500,000	(1)
(1)
The Partnership’s guaranty is for 50% of the loan balance. The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $6.3 million at the end of each quarter. The Partnership was in compliance with these requirements as of December 31, 2025. The Partnership has also provided indemnification to the lender for various costs including interest expenses, environmental non-compliance and remediation during the term. The Partnership has also provided indemnification to the lender for Vantage at McKinney Falls and Vantage at Loveland for certain operating costs.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of December 31, 2025:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of December 31, 2025
Ohio Properties	2026	$1,271,176
Greens of Pine Glen, LP	2027	1,278,767

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan was paid off in June 2024, and the Partnership does not have exposure as of December 31, 2025. The mortgage support is in the form of a forward loan purchase agreement upon maturity of the mortgage. The reported value of the credit guaranty was approximately $550,000 and $319,000 as of December 31, 2025 and 2024, respectively, and are included within other liabilities in the Partnership's consolidated balance sheets. No additional contingent liability has been accrued because the likelihood of claims is remote. The Partnership's remaining forward loan purchase agreement expires in 2027 and its maximum exposure as of December 31, 2025 was approximately $20.6 million.

The Partnership has entered into various forward loan purchase agreements associated with construction loans for its investments in unconsolidated entities. Under these agreements, the Partnership will purchase a loan from the construction lender at maturity of the construction loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. The Partnership has the right to cure any defaults under the construction loan agreement that otherwise could accelerate the maturity of the construction loan. In addition, if the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. Certain forward loan purchase agreements are only effective upon the receipt by the property of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. Total construction loan balances associated with effective forward loan purchase agreements were $181.5 million as of December 31, 2025. The Partnership has not recorded any non-contingent or contingent liabilities related to the forward loan purchase agreements as such amounts are deemed minimal.

17. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B

Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. If declared by the General Partner, distributions to the holders of Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, are paid quarterly at annual fixed rates of 3.0%, 3.0% and 5.75%, respectively. The Partnership did not have any outstanding Series A Preferred Units as of December 31, 2025 and does not expect to issue any new Series A Preferred Units in the future.

Upon the sixth anniversary of the closing of the sale of Preferred Units to a subscriber, and upon each annual anniversary thereafter, the Partnership and each holder of Preferred Units have the right to redeem, in whole or in part, the Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions through the date of the redemption. Each holder desiring to exercise its redemption rights must provide written notice of its intent to so exercise no less than 180 calendar days prior to any such redemption date. In addition, for a period of 60 days after any date on which the General Partner determines that the ratio of the aggregate market value of the issued and outstanding BUCs as of the close of business, New York time, on any date to the aggregate value of the issued and outstanding Series A Preferred Units and Series A-1 Preferred Units, as shown on the Partnership’s financial statements, on that same date has fallen below 1.0 and has remained below 1.0 for a period of 15 consecutive business days, each holder of Preferred Units will have the right, but not the obligation, to cause the Partnership to redeem, in whole or in part, the Series A-1 Preferred Units held by such holder at a per unit redemption price equal to $10.00 per unit plus an amount equal to all declared and unpaid distributions.

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

The Partnership filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 27, 2024. The Partnership has issued 2,500,000 Series B Preferred Units under this offering as of December 31, 2025.

The following table summarizes the Partnership’s outstanding Preferred Units as of December 31, 2025 and December 31, 2024:

	December 31, 2025
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Optional Redemption Date
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	$10.00	January 2030
February 2024	500,000	5,000,000	5.75%	10.00	February 2030
March 2025	2,000,000	20,000,000	5.75%	10.00	March 2031
October 2025	500,000	5,000,000	5.75%	10.00	October 2031
Total Series B Preferred Units	4,750,000	47,500,000

Redeemable Preferred Units outstanding as of December 31, 2025	10,250,000	$102,500,000

	December 31, 2024
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	17,500,000	5.75%	10.00
February 2024	500,000	5,000,000	5.75%	10.00
Total Series B Preferred Units	2,250,000	22,500,000

Redeemable Preferred Units outstanding as of December 31, 2024	7,750,000	$77,500,000

18. Issuances of Beneficial Unit Certificates

In November 2025, the Partnership’s Shelf Registration Statement became effective under which the Partnership may offer up to $200.0 million of additional BUCs, Preferred Units or debt securities for sale from time to time. The Shelf Registration Statement will expire in November 2028.

In March 2024, the Partnership entered into a Sales Agreement with JonesTrading Institutional Services LLC and BTIG, LLC, as Agents, to offer and sell, from time to time at market prices on the date of sale, BUCs up to an aggregate offering price of $50.0 million via an “at the market offering.” The Partnership has sold 92,802 BUCs for gross proceeds of $1.5 million under the Sales Agreement. The Partnership terminated the Sales Agreement in December 2025.

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

The fair value of each RUA was estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $2.1 million, $1.9 million, and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s consolidated statements of operations.

The following table summarizes the RUA activity for years ended December 31, 2025, 2024, and 2023:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2023	87,334	$19.33
Granted	105,274	17.65
Vested	(97,008)	18.64
Unvested as of December 31, 2023	95,600	18.18
Granted	109,581	16.62
Vested	(105,722)	17.70
Unvested as of December 31, 2024	99,459	16.96
Granted	329,584	12.26
Vested	(115,336)	14.87
Forfeited	(17,816)	14.44
Unvested as of December 31, 2025	295,891	$12.69

The unrecognized compensation expense related to unvested RUAs granted under the Equity Incentive Plan was approximately $2.5 million as of December 31, 2025. The remaining compensation expense is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of unvested RUAs was approximately $2.0 million as of December 31, 2025.

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

The amounts in the following table summarize amounts reimbursable to the General Partner, Greystone Manager, or an affiliate for the years ended December 31, 2025, 2024 and 2023 and are reported within “General and administrative expenses” in the Partnership’s consolidated statements of operations:

	2025	2024	2023
Reimbursable salaries and benefits	$5,349,530	$5,849,829	$6,517,811
Other expenses	76,156	59,048	41,841
Office expenses	341,262	295,087	284,396
Insurance	305,471	317,480	441,298
Professional fees and expenses	187,500	155,000	155,846
Consulting and travel expenses	35,210	57,939	56,973
	$6,295,129	$6,734,383	$7,498,165

The Partnership incurs costs for services and makes contractual payments to the General Partner, Greystone Manager, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reported in the Partnership’s consolidated financial statements for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Partnership administrative fees paid to the General Partner (1)	$6,267,000	$6,210,000	$6,319,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	178,000	97,000	169,000
Referral fees paid to an affiliate (3)	23,000	-	214,000
Servicing fees paid to an affiliate (4)	39,000	7,000	-
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
(3)
The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee up to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The term of the agreement ends December 31, 2026. The Partnership accounts for referral fees as bond acquisition costs that are deferred and amortized as a yield adjustment to the related investment asset.
(4)
Greystone Servicing, an affiliate of the Partnership, is the servicer for the 2024 PFA Securitization Bonds.

The General Partner receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Investment/mortgage placement fees earned by the General Partner (1)	$3,471,000	$2,860,000	4,209,000

(1)
The General Partner received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

As of December 31, 2025, Greystone Servicing, an affiliate of the Partnership, has forward committed to purchase three of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing and Freddie Mac. Greystone Servicing purchased the following GILs during the years ended December 31, 2025 and 2024, including principal and accrued interest:

•
Magnolia Heights GIL for approximately $20.5 million in September 2024;
•
Willow Place for approximately $20.8 million in January 2025;
•
Osprey Village for approximately $60.4 million in January 2025;
•
Legacy Commons at Signal Hills for approximately $34.8 million in May 2025; and
•
Sandy Creek Apartments for approximately $12.1 million in October 2025.

An affiliate of the Partnership, Greystone Bridge Lending Fund Manager LLC, entered into an investment management agreement in October 2024 to provide various investment management services for the Construction Lending JV, which are expenses of the Construction Lending JV. Investment management fees of approximately $11,000 were paid to Greystone Bridge Lending Fund Manager LLC by the Construction Lending JV during the year ended December 31, 2025. No fees were paid to Greystone Bridge Lending Fund Manager LLC during the year ended December 31, 2024.

The Partnership invests in certain GILs, taxable GILs, and property loans with the expectation that the related investments will be sold to the Construction Lending JV at a future date. The Partnership also executes interest rate swap agreements in which it expects to novate the swap to the Construction Lending JV upon the sale of the related investment asset. During the year ended December 31, 2025, the Partnership sold approximately $7.5 million of assets to the Construction Lending JV consisting of a GIL (Note 5) and taxable GIL (Note 9) at par plus accrued interest. The Partnership also novated one interest rate swap to the Construction Lending JV with a notional value of $5.6 million for nominal proceeds.

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

The Partnership reported receivables due from related parties of approximately $706,000 and $98,000 as of December 31, 2025 and 2024, respectively. These amounts are reported within “Other assets” on the Partnership’s consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $736,000 and $1,182,000 as of December 31, 2025 and 2024, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership’s consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of December 31, 2025 and December 31, 2024, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of December 31, 2025 and 2024 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Mortgage revenue bonds	2.4% - 9.8%	3.7% - 8.4%	5.5%	5.5%
Taxable mortgage revenue bonds	6.2% - 12.7%	7.1% - 11.9%	7.6%	8.7%
Bond purchase commitments	5.4%	n/a	5.4%	n/a

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows:

	Fair Value Measurements as of December 31, 2025
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,007,904,386	$-	$-	$1,007,904,386
Bond purchase commitments (reported within other assets)	3,323,510	-	-	3,323,510
Taxable mortgage revenue bonds (reported within other assets)	43,162,714	-	-	43,162,714
Derivative instruments (reported within other assets)	1,338,175	-	1,338,175	-
Derivative instruments (reported within other liabilities)	(1,843,464)	-	(1,843,464)	-
Total Assets and Liabilities at Fair Value, net	$1,053,885,321	$-	$(505,289)	$1,054,390,610

The following table summarizes the activity related to Level 3 assets and liabilities for the year ended December 31, 2025:

	For the Year ended December 31, 2025
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance January 1, 2025	$1,026,483,796	$-	$26,671,085	$1,053,154,881
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	(238,833)	-	(19,797)	(258,630)
Included in earnings (provision for credit losses)	(8,439,900)	-	(267,100)	(8,707,000)
Included in other comprehensive income	5,245,080	3,323,510	1,249,125	9,817,715
Purchases and advances	58,305,899	-	16,323,250	74,629,149
Settlements and redemptions	(73,451,656)	-	(793,849)	(74,245,505)
Ending Balance December 31, 2025	$1,007,904,386	$3,323,510	$43,162,714	$1,054,390,610
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on December 31, 2025	$(8,479,973)	$-	$(267,100)	$(8,747,073)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are summarized as follows:

	Fair Value Measurements as of December 31, 2024
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,026,483,796	$-	$-	$1,026,483,796
Taxable mortgage revenue bonds (reported within other assets)	26,671,085	-	-	26,671,085
Derivative instruments (reported within other assets)	6,980,820	-	6,980,820	-
Derivative instruments (reported within other liabilities)	(609,766)	-	(609,766)	-
Total Assets and Liabilities at Fair Value, net	$1,059,525,935	$-	$6,371,054	$1,053,154,881

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

The Partnership considered the Residency at Sky Village Hollywood GIL and taxable GIL to be available-for-sale securities as of December 31, 2025. The Partnership considered the Natchitoches Thomas Apartments GIL and taxable GIL to be available-for-sale securities as of December 31, 2024. The Partnership also considered the Sandoval Flats property loan to be held-for-sale as of December 31, 2025 and December 31, 2024. These assets are reported at fair value as of each reporting date, which in all cases, approximated the carrying value with no unrealized gains or losses.

Total gains and losses included in earnings for the derivative instruments are reported within “Net results of derivative transaction” in the Partnership’s consolidated statements of operations.

As of December 31, 2025 and 2024, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GILs, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $139.4 million and $44.8 million as of December 31, 2025, respectively. The estimated fair value of the GILs and taxable GILs was $226.7 million and $13.9 million as of December 31, 2024, respectively. The estimated fair value of the construction financing property loans approximated amortized cost as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS Financings and the 2024 PFA Securitization Transaction are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$1,015,095,423	$1,020,451,526	$1,093,273,157	$1,093,729,911
Secured lines of credit	80,850,000	80,850,000	68,852,000	68,852,000
Mortgages payable	231,679	231,679	1,664,347	1,664,347

22. Income Taxes

The Partnership recognizes income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the years ended December 31, 2025, 2024, and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Current income tax expense (benefit)	$14,863	$30,012	$11,228
Deferred income tax expense (benefit)	812,685	2,435	(362)
Total income tax expense (benefit)	$827,548	$32,447	$10,866

The Partnership’s income tax expense fluctuates from period to period based on the timing of the taxable income in the Greens Hold Co and the impact of deferred income taxes. Deferred income tax expense is generally a function of the period’s temporary differences (i.e. depreciation, amortization of finance costs, etc.). The deferred tax assets and liabilities are valued based on enacted tax rates. The Greens Hold Co had a net deferred tax liability of approximately $149,000 and a net deferred tax asset of approximately $664,000 as of December 31, 2025 and 2024, respectively. Substantially all of the deferred tax assets and liabilities relate to The 50/50 MF Property that was sold in December 2022 as the related gain on sale has not been recognized for income tax purposes. These amounts are reported either within “Accounts payable, accrued expenses and other liabilities” or “Other assets” on the Partnership’s consolidated balance sheets. The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable and recorded no valuation allowance as of December 31, 2025 and 2024. Certain immaterial out-of-period adjustments related to income tax expense were made during the year ended December 31, 2025. See Note 2 for additional information.

For the years ended December 31, 2025, 2024 and 2023, income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes for the Greens Hold Co differ from the provision for income taxes due to state income taxes (net of the effect on federal income tax) and deferral of the gain on sale of The 50/50 MF Property for income tax purposes.

The Partnership accrues interest and penalties associated with uncertain tax positions as part of income tax expense. There were no material uncertain tax positions, accrued interest or penalties as of December 31, 2025, and 2024.

The Partnership files U.S. federal and state tax returns. The Partnership’s returns for years 2022 through 2024 remain subject to examination by the Internal Revenue Service.

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

Cash distributions per BUC declared during the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Cash distributions (1)	$1.220	$1.478	$1.460
(1)
All cash distributions per BUC amounts above have been retroactively adjusted for the BUCs Distributions on a retroactive basis.

The following table summarizes the BUCs Distributions declared during the years ended December 31, 2024 and 2023. There were no BUCs distributions declared during the year ended December 31, 2025.

	BUCs Distribution	Payment Ratio (1)	Declaration Date	Record Date	Payment Date
2024 BUCs Distribution:
First Quarter 2024 BUCs Distribution	$0.07	0.00417	3/13/2024	3/28/2024	4/30/2024

2023 BUCs Distributions:
BUCs distribution	$0.07	0.00448	6/14/2023	6/30/2023	7/31/2023
BUCs distribution	0.07	0.00418	9/13/2023	9/29/2023	10/31/2023
BUCs distribution	0.07	0.00415	12/13/2023	12/29/2023	1/31/2024
subtotal	0.21

Total	$0.28
(1)
The ratio represents the number of BUCs distributed for each BUC outstanding as of the respective record dates. The ratio was determined based on the closing BUC price on the NYSE on the day prior to the respective declaration dates.

24. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership’s consolidated statements of operations. The unvested RUAs issued under the Equity Incentive Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the years ended December 31, 2025, 2024 and 2023.

25. Segments

As of December 31, 2025, the Partnership had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments, and (4) MF Properties. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. The Partnership’s chief operating decision maker (the “CODM”) is the Chief Executive Officer, who uses net income (loss) to monitor segment performance against budgeted results and to allocate resources. In this regard, the CODM uses net income (loss) to evaluate income generated from each segment’s assets and investments in deciding whether to reinvest income and available capital into such segment or into other investment classes of the Partnership. The CODM has considered recent underperformance in the Market-Rate Joint Venture Investments in conjunction with future market expectations in his decision to reduce the capital allocation to the Market-Rate Joint Venture Investments in the future.

Affordable Multifamily Investments Segment

The Affordable Multifamily Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related taxable MRBs, taxable GILs, and property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the related taxable MRBs, taxable GILs, and property loans, net of loan loss allowances, are reported as such on the Partnership’s consolidated balance sheets. As of December 31, 2025, the Partnership reported 82 MRBs and four GILs in this segment. As of December 31, 2025, the multifamily residential properties securing the MRBs and GILs contain a total of 10,581 and 910 multifamily rental units, respectively. All “General and administrative expenses” on the Partnership’s consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing Investments Segment

The Seniors and Skilled Nursing Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties and a property loan associated with a lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of December 31, 2025, the two properties securing the MRBs contain a total of 284 beds.

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

MF Properties Segment

The MF Properties segment consists primarily of student housing residential properties that were previously owned by the Partnership. As of December 31, 2025, the Partnership did not own any MF Properties. The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan, which is included in the MF Properties Segment. Income tax expense for the Greens Hold Co is reported within this segment.

The following tables detail certain financial information for the Partnership’s reportable segments for the periods indicated:

	For the Year Ended December 31, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$67,184,270	$4,204,796	$40,525	$-	$71,429,591
Other interest income	10,823,081	761,250	-	100,000	11,684,331
Contingent interest income	208,059				208,059
Other income	1,957,785	110,000	-	-	2,067,785
Total revenues	80,173,195	5,076,046	40,525	100,000	85,389,766
Expenses:
Provision for credit losses	9,804,134	3,000	-	-	9,807,134
Depreciation and amortization	8,965	-	-	-	8,965
Interest expense	48,674,806	2,718,538	(1,001,971)	-	50,391,373
Net result from derivative transactions	2,986,197	660,251	-	-	3,646,448
General and administrative	18,978,493	-	-	-	18,978,493
Total expenses	80,452,595	3,381,789	(1,001,971)	-	82,832,413
Other Income:
Gain on sale of real estate assets	-	-	-	3,017,410	3,017,410
Gain on sale of investments in unconsolidated entities	-	-	185,963	-	185,963
Earnings (losses) from investments in unconsolidated entities	(29,793)	-	(12,517,130)	-	(12,546,923)
Income before income taxes	(309,193)	1,694,257	(11,288,671)	3,117,410	(6,786,197)
Income tax expense	-	-	-	827,548	827,548
Segment net income (loss)	$(309,193)	$1,694,257	$(11,288,671)	$2,289,862	$(7,613,745)

	For the Year Ended December 31, 2024
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$72,865,558	$3,442,560	$4,668,588	$-	$80,976,706
Other interest income	8,941,994	393,313	-	174,000	9,509,307
Other income	785,386	-	-	-	785,386
Total revenues	82,592,938	3,835,873	4,668,588	174,000	91,271,399
Expenses:
Provision for credit losses	(1,254,308)	218,000	-	-	(1,036,308)
Depreciation and amortization	23,867	-	-	-	23,867
Interest expense	54,566,925	2,464,899	3,000,183	-	60,032,007
Net result from derivative transactions	(7,202,354)	(1,293,072)	-	-	(8,495,426)
General and administrative	19,652,622	-	-	-	19,652,622
Total expenses	65,786,752	1,389,827	3,000,183	-	70,176,762
Other Income:
Gain on sale of real estate assets	-	-	-	63,739	63,739
Gain on sale of mortgage revenue bond	2,220,254	-	-	-	2,220,254
Gain on sale of investments in unconsolidated entities	-	-	117,844	-	117,844
Earnings (losses) from investments in unconsolidated entities	-	-	(2,140,694)	-	(2,140,694)
Income before income taxes	19,026,440	2,446,046	(354,445)	237,739	21,355,780
Income tax expense	-	-	-	32,447	32,447
Segment net income (loss)	$19,026,440	$2,446,046	$(354,445)	$205,292	$21,323,333

	For the Year Ended December 31, 2023
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$70,393,234	$1,710,657	$10,162,307	$-	$82,266,198
Other interest income	17,756,044	-	-	-	17,756,044
Property revenues	-	-	-	4,567,506	4,567,506
Other income	310,916	-	-	-	310,916
Total revenues	88,460,194	1,710,657	10,162,307	4,567,506	104,900,664
Expenses:
Real estate operating	-	-	-	2,663,868	2,663,868
Provision for credit losses	(2,347,000)	-	-	-	(2,347,000)
Depreciation and amortization	23,846	-	-	1,513,602	1,537,448
Interest expense	66,112,891	998,618	1,337,402	617,852	69,066,763
Net result from derivative transactions	(7,305,867)	(89,844)	-	24,127	(7,371,584)
General and administrative	20,399,489	-	-	-	20,399,489
Total expenses	76,883,359	908,774	1,337,402	4,819,449	83,948,984
Other Income:
Gain on sale of real estate assets	-	-	-	10,363,363	10,363,363
Gain on sale of investments in unconsolidated entities	-	-	22,725,398	-	22,725,398
Earnings (losses) from investments in unconsolidated entities	-	-	(17,879)	-	(17,879)
Income before income taxes	11,576,835	801,883	31,532,424	10,111,420	54,022,562
Income tax expense	-	-	-	10,866	10,866
Segment net income	$11,576,835	$801,883	$31,532,424	$10,100,554	$54,011,696

The following table details total assets for the Partnership’s reportable segments as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Total assets
Affordable Multifamily Investments	$1,354,654,552	$1,428,627,104
Seniors and Skilled Nursing Investments	72,334,224	70,163,422
Market-Rate Joint Venture Investments	148,919,228	183,508,429
MF Properties	4,332,730	7,782,906
Consolidation/eliminations	(77,353,456)	(110,381,701)
Total assets	$1,502,887,278	$1,579,700,160

26. Subsequent Events

During the first quarter of 2026, the Partnership acquired four multifamily properties previously owned by the non-profit borrowers of The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, The Ivy Apartments MRB (a/k/a Century Plaza Apartments), and Windsor Shores Apartments MRB and taxable MRB via deed in lieu of foreclosure. All four MF Properties are located in South Carolina. Prior to the acquisition of each property, the Partnership's total aggregate outstanding principal balance and the estimated fair value of the MRBs and taxable MRBs was approximately $119.9 million and $110.3 million, respectively. These four properties will be consolidated in the Partnership’s consolidated financial statements and recorded at fair value beginning in the first quarter of 2026 and will be reported within the MF Properties segment. The MF Properties will be managed by an unaffiliated third-party property management firm to maximize operating cash flows and property values. The Partnership may look to sell MF Properties once operations are maximized.

During the first quarter of 2026, the Partnership obtained a mortgage payable of $84.0 million in order to facilitate the acquisition of the four South Carolina MF properties (the "SC Mortgage"). The initial maturity date of the SC Mortgage is December 31, 2027, which may be extended to December 31, 2028, subject to various conditions, including extension of the related swap agreements, the achievement of certain debt service coverage and loan-to-value ratios, and payment of an extension fee of 0.25% of the outstanding principal amount. The SC Mortgage bears interest at an annual rate equal to the sum of one-month Term SOFR plus 2.75% and the Partnership executed a swap agreement to hedge the floating interest rate. In addition, Greystone Select, which is an affiliate of the Partnership, entered into a guaranty agreement whereby Greystone Select will guaranty approximately $8.4 million of the liabilities under the SC Mortgage. Proceeds from the SC Mortgage and cash on hand were used to paydown approximately $95.9 million of TOB trust financing associated with The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, The Ivy Apartments MRB (a/k/a Century Plaza Apartments), and Windsor Shores Apartments MRB and taxable MRB.

In February 2026, the managing member of Freestone Cresta Bella refinanced its construction loan and the Partnership has provided a limited-to-full guaranty for the new loan. Upon closing of the refinancing, the Partnership was no longer subject to the forward loan purchase agreement associated with the Freestone Cresta Bella construction loan discussed in Note 16.

In January 2026, the Partnership increased its funding of the Residency at the Entrepreneur - Series J-T taxable MRB from $8.0 million to $12.0 million and received a fee of approximately $40,000 associated with the increase. There were no additional changes to terms associated with the increased commitment.

In February 2026, the borrower of the Poppy Grove I GIL and taxable GIL extended the maturity date from March 1, 2026 to April 1, 2026. Freddie Mac extended its forward purchase commitment maturity to April 1, 2026 as well. There were no additional changes to terms associated with the extensions.

In March 2026, the Partnership agreed to contribute additional capital to Vantage at McKinney totaling approximately $7.2 million to resolve certain covenant matters associated with the related mortgage loan of the underlying property.

27. Revisions to Previously Issued Quarterly Financial Statements (Unaudited)

In connection with the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2025, the Partnership identified certain immaterial errors in previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2025. The Partnership assessed the aggregate effects and materiality of these errors, including the presentation on previously issued quarterly consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections and concluded the errors were not material to the previously issued quarterly consolidated financial statements. The Partnership will voluntarily revise the quarterly financial statements for the quarters ended March 31, June 30, and September 30, 2025 that will be included in the Partnerships’ quarterly reports during the year ended December 31, 2026. The following is a summary of the impacts on financial statement line items for the quarters ended March 31, June 30, and September 30, 2025:

•
Decreases in investment income of approximately $803,000, $787,000, and $569,000 for the quarters ended March 31, June 30, and September 30, 2025, respectively;
•
Decreases in interest expense of approximately $638,000, $324,000, and $64,000 for the quarters ended March 31, June 30, and September 30, 2025, respectively; and
•
Increases in losses from investment in unconsolidated entities of approximately $759,000, $721,000, and $612,000 for the quarters ended March 31, June 30, and September 30, 2025, respectively.

The net impact to income (loss) before income taxes, net income (loss), and net income (loss) available to Partners was a decrease of approximately $924,000, $1.2 million, and $1.1 million for the quarters ended March 31, June 30, and September 30, 2025, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that due to the material weakness in the Partnership’s internal control over financial reporting as described below, the Partnership’s disclosure controls and procedures were not effective as of December 31, 2025. However, after giving full consideration to the identified material weakness described herein, and based on a number of other factors, the Partnership concluded that our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Management's Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Partnership carried out an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management used the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Partnership’s internal control over financial reporting was not effective as of that date because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Partnership identified a material weakness with respect to the misapplication of accounting guidance for investments accounted for using the equity method. Specifically, the weakness related to the operating effectiveness of quarterly controls for recording preferred return investment income, the Partnership’s proportionate share of earnings (losses) from investments in unconsolidated entities, and the capitalization of interest costs as a basis difference related to equity method investees that are undergoing development activities. This material weakness resulted in an aggregate immaterial error in the reporting of such items in prior periods beginning in the third quarter of 2022, which we have corrected prospectively in the consolidated financial statements as of December 31, 2025. However, this control deficiency created a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis, and therefore we concluded that the deficiency constitutes a material weakness in our internal control over financial reporting and that our internal control over financial reporting was not effective as of December 31, 2025.

Management’s Plan for Remediation of Material Weakness

Upon identification of the material weakness, the Partnership immediately undertook an evaluation of the calculations and controls of the impacted items, noting impacts to six investments in unconsolidated entities dating back to the third quarter of 2022. The Partnership redesigned the calculations for all impacted equity method investees, quantified the impacts to all periods, individually and in the aggregate, and established additional reviews of related calculations and control operation. In performing this redesign, the Partnership has identified the amount of aggregate errors for all investments and for all periods through December 31, 2025 and established updated calculations and control procedures to avoid similar errors in future periods. As such, management believes all measures to appropriately enhance its controls and procedures have been completed as of the date of this filing. However, the material weakness will not be considered fully remediated until the enhanced controls related to the material weakness operate for a sufficient amount of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2025, except in relation to the material weakness described above, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an adverse opinion of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025.

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

The Board of Managers has eight members, of which four members are independent under the applicable SEC and NYSE independence requirements. The NYSE listing rules do not require a listed limited partnership, such as the Partnership, to have a majority of independent directors on the Board of Managers or to establish a compensation committee or a nominating and corporate governance committee. The Partnership is, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NYSE listing rules and SEC rules. In this regard, all the members of the Audit Committee of the Board of Managers have been determined to be independent under the applicable SEC and NYSE independence requirements.

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

Name	Position Held with Greystone	Position Held Since
Stephen Rosenberg	Chairman of the Board of Managers / Manager	2019
Kenneth C. Rogozinski	Chief Executive Officer	2021
Jesse A. Coury	Chief Financial Officer	2020
Jeffrey M. Baevsky	Manager	2019
Drew C. Fletcher	Manager	2019
Steven C. Lilly	Manager (1) (2)	2019
W. Kimball Griffith	Manager (1) (2)	2019
Deborah A. Wilson	Manager (1) (2)	2020
Robert K. Jacobsen	Manager (2)	2023
Alfonso Costa Jr.	Manager (3)	2026

(1)
Member of the Greystone Manager Audit Committee. The Board of Managers has determined each of Mr. Lilly and Ms. Wilson is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K.
(2)
Determined to be independent under both Section 10A of the Exchange Act and the NYSE corporate governance standards.
(3)
Mr. Costa was appointed to the Board of Managers on January 14, 2026.

Set forth below is the biographical information for each of the Managers and the executive officers of the Partnership:

Stephen Rosenberg, 70, founded Greystone (together with its affiliated companies, the “Greystone Companies”) in 1988 as an independent investment banking firm and has since developed the Greystone Companies into a diversified national company with approximately 1,000 employees that owns, services and/or manages nearly $90 billion in assets. Mr. Rosenberg currently serves as Chief Executive Officer of the Greystone Companies, responsible for executive oversight, coordination and management of matters of the Greystone Companies, as well as the identification and execution of real estate and healthcare related merchant banking and development opportunities. Mr. Rosenberg received his Bachelor of Business Administration degree from Touro College in New York and a Masters of Business Administration degree from the Wharton School of the University of Pennsylvania, as well as a Doctor of Dental Medicine degree from the University of Pennsylvania School of Dental Medicine.

Kenneth C. Rogozinski, 64, is the Chief Executive Officer of the Partnership and an employee of Greystone Manager. Mr. Rogozinski was the Partnership’s Chief Investment Officer beginning in September 2019. Previously, Mr. Rogozinski was an Executive Managing Director of Greystone Capital Advisors LLC, a position he held beginning October 2017. In that role Mr. Rogozinski oversaw Greystone Capital Advisors originations, structured debt products and complex, specialized financing solutions for real estate owners and developers seeking debt and equity for construction and portfolio refinancing of multifamily and mixed-use assets. From February 2009 to September 2017, Mr. Rogozinski was the Co-Chief Executive Officer and Chief Credit Officer of Dreadnought Capital Management Corporation, an SEC registered investment advisor, that he co-founded in 2009. There, he focused on direct lending and debt investing in public-private housing and project finance, overseeing more than $1.1 billion in deployed capital. Mr. Rogozinski received a Bachelor of Science degree in Finance from Fordham University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania. Mr. Rogozinski serves as chairman of the Town of Greenwich, CT’s Planning and Zoning Board of Appeals.

Jesse A. Coury, 40, was appointed Chief Financial Officer of the Partnership in February 2020 and is an employee of Greystone Manager. Previously, Mr. Coury was the Partnership’s Corporate Controller from 2017 until 2019. Mr. Coury previously served as the Director of Internal Audit for Burlington Capital LLC in 2016 and was an Assurance Manager at RSM US LLP, where he worked 2009 to 2015. Mr. Coury received his Bachelor of Arts in Accounting and Master of Accountancy degrees from the University of Notre Dame and is a Certified Public Accountant (CPA) licensed in the State of Nebraska.

Jeffrey M. Baevsky, 65, is the Chief Financial Officer of Greystone where he has been employed since 2014. Mr. Baevsky is responsible for Greystone’s finance, accounting, and human resources activities. Mr. Baevsky led the closing of Greystone’s inaugural debt fund, as well as six CLO offerings, three of which have been landmark transactions comprised solely of healthcare assets. Prior to joining Greystone, Mr. Baevsky served as Head of Capital Markets at Gramercy Capital Corp. handling project debt and secondary loan trading activities. Over his career, he has advised on mortgage-based credit facilities, mezzanine finance, off-balance sheet acquisition and asset development programs, and both public and private debt and equity capital placements as a Managing Director at Deutsche Bank and Wachovia. Mr. Baevsky received an M.B.A. in finance and real estate from the MIT Sloan School of Management and a Bachelor of Science and Engineering degree from the University of Pennsylvania.

Drew C. Fletcher, 47, is the President of Greystone Capital Advisors LLC and Greystone Construction Capital LLC where he has been employed since 2013. Mr. Fletcher brings over 26 years of commercial real estate experience arranging creative debt and equity solutions for institutional and private commercial property owners and developers, and providing strategic advisory services for institutions, investors and borrowers. He has directly originated and executed on more than $25 billion of financing transactions. From 1999 to 2012 he was employed by Edison Properties LLC, one of the largest private real estate owners in New York City, with a $5 billion diversified portfolio of self-storage, office, multifamily and substantial land holdings throughout the New York Metropolitan region, where he ultimately served as Chief Financial Officer. Mr. Fletcher received his Bachelor of Arts degree in Economics and Communications from Wake Forest University; his Master of Business Administration in Finance from New York University; and his Master of Accountancy in Taxation from Rutgers University.

Steven C. Lilly, 56, currently serves as the Chief Financial Officer of FS/KKR Capital Corp. (NYSE, “FSK”), a specialty finance company with approximately $16 billion of assets under management. He also serves as the Chief Financial Officer of KKR FS Income Trust and KKR FS Income Trust Select, both of which also are specialty finance companies. Previously, he served as the Chief Financial Officer of FS/KKR Capital Corp. II, until its merger with FSK in June 2021. Prior to FSK, Mr. Lilly served as the Chief Financial Officer, Secretary and member of the Board of Directors of Triangle Capital Corporation from 2006 to the sale of Triangle Capital Corporation in August 2018. Prior to its sale, Triangle Capital Corporation was a NYSE-listed specialty finance company that provided customized financing primarily to lower middle market companies located in the United States and is now known as Barings BDC, Inc. Mr. Lilly was also the Chief Compliance Officer of Triangle Capital Corporation from 2007 to August 2018, and a member of its investment committee. Mr. Lilly is a graduate of Davidson College and has completed an executive-sponsored education program at the University of North Carolina’s Kenan-Flagler Business School.

W. Kimball Griffith, 77, retired, previously of counsel to Norris George & Ostrow PLLC from October 2017 to December 2024 (dissolved September 2025), a law firm that specialized in providing finance solutions to affordable housing and community development. From February 2015 to September 2017, Mr. Griffith was an affordable housing consultant. From 2003 to February 2015, he served as director (2003-2007) and vice president (2007-2015) of the Federal Home Loan Mortgage Corporation (Freddie Mac) in its Multifamily Division in charge of mortgage and investment products for affordable properties with federal, state or local financial support. During the period that he was vice president, Freddie Mac affordable housing investments annually approximated $3 to 4 billion, working with 10 to 15 affordable mortgage lenders and investors and supervising 8 production staff as well as working with 15 underwriting staff. From 1974 to 2003, he practiced law, including with Kutak Rock LLP and its predecessor firms, from 1976 until 1999, where he served in numerous management roles, and with Ballard Spahr LLP from 1999 to 2003. Mr. Griffith currently serves on the Board of Directors of Housing Up (formerly Transitional Housing Corporation), its affiliated corporation, Transitional Housing Corporation Affordable Housing and Seabury Resources for Aging. He previously served on the Board of Directors of Enterprise

Community Investors, Inc. and Enterprise Community Development Inc. (formerly Community Preservation Development Corporation). Mr. Griffith is a graduate of Davidson College and the University of North Carolina Law School.

Deborah A. Wilson, 70, is currently a Principal at Ramshead Advisors LLC where she uses her broad and deep experience in the industry to assist existing and potential owners of commercial mortgage banking companies. She focuses on mergers and acquisitions, pricing, due diligence, transitional activities and operational efficiencies of commercial mortgage banking. She previously served as Executive Vice President, Chief Financial Officer and Treasurer of Walker & Dunlop, Inc., as Vice President of Counterparty Risk at Fannie Mae, and as a Partner at KPMG LLP.

Robert K. Jacobsen, 69, has over 40 years of professional experience including serving as a Managing Director at Merrill Lynch, Goldman Sachs, and Fundamental Advisors. In that time, he accumulated expertise in the underwriting, trading, and sale of municipal bonds with a particular focus on real estate secured transactions, both as a principal and as an agent. He is also experienced in the hedging and financing of municipal bonds in both the securitization and derivatives markets. Mr. Jacobsen graduated with a B.A. and an M.A. from Columbia University and an M.B.A. from the University of Michigan.

Alfonso Costa Jr., 37, serves as Chief Operating Officer of the Falcone Group, one of the leading real estate development and investment firms in the United States, where he is responsible for overseeing the development of multifamily apartment projects, condo-hotels and single-family home communities, leading public-private partnerships, and executing operational and strategic initiatives for the company. He previously served in the Federal Government from 2018 to 2020 as Deputy Chief of Staff & Opportunity Zones lead for the U.S. Department of Housing and Urban Development (HUD), where he was responsible for overseeing policy for the $70 billion annually-budgeted Cabinet agency, which maintains a wide range of housing and community development programs. As a leader of the bi-partisan Opportunity Zones program, Mr. Costa held the title of Chairman’s delegate and HUD’s lead representative on the Federal Government’s inter-agency Opportunity and Revitalization Council. Mr. Costa serves as Advisory Board Member of the ULI Terwilliger Center for Housing, and Board Director of the Home Builders Institute (HBI). He is also a board director of the Urban League of Broward County, the Housing Affordability Committee Chair for the ULI Southeast Florida/Caribbean District, member & recent chair of the ULI Florida Affordable & Workforce Housing Council (AWHC), and former Chair of the Nova Southeastern University Master’s in Real Estate Development (MSRED) Program. Mr. Costa earned his law degree from Harvard University, master’s degree from the University of Oxford (United Kingdom), and bachelor’s degree from Yale University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers of the Partnership and managers of Greystone Manager and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC. Such officers, managers and Unitholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) reports they file. To the Partnership’s knowledge, based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that one manager of the Board, Jeffrey M. Baevsky, filed one Form 4 late on November 17, 2025 involving two transactions. The Partnership believes all other Section 16(a) filing requirements applicable to the executive officers, managers, and beneficial owners of BUCs were satisfied in a timely manner during the year ended December 31, 2025.

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

Insider Trading Policy

Greystone Manager has adopted an Insider Trading Policy that governs the purchase, sale, and/or other disposition of the Partnership’s securities by Managers, officers, and employees of the Partnership and its affiliates, together with their immediate family members and other persons living in their households. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any applicable NYSE standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Audit Committee held five meetings during 2025.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

General

This section discusses the material elements of the compensation of the individuals who served as the Partnership’s executive officers as of December 31, 2025 and are referred to as “named executive officers.” For 2025, the Partnership’s named executive officers are Kenneth C. Rogozinski, the Chief Executive Officer, and Jesse A. Coury, the Chief Financial Officer. Mr. Rogozinski and Mr. Coury are employees, but not executive officers, of Greystone Manager. Based on the standards for determining “executive officers” set forth in Exchange Act Rule 3b-7, and consistent with the Partnership’s management structure, the Partnership has determined that Mr. Rogozinski and Mr. Coury were the only individuals who served as executive officers of the Partnership for the year ended December 31, 2025.

Under the terms of the Partnership Agreement, other than pursuant to awards under equity plans sponsored by the Partnership or its affiliates, the Partnership is not permitted to provide any compensation to executive officers of Greystone Manager, or to any limited partners of the General Partner. In this regard, the compensation of the named executive officers of the Partnership was determined exclusively by Greystone Manager. The Partnership reimbursed Greystone Manager for services provided by the Partnership’s named executive officers during 2025. Accordingly, the Partnership does not have an executive compensation program for the named executive officers that is controlled by the Partnership.

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

Timing of Equity Award Grants

Equity grants made to the named executive officers must be approved by the Board of Managers. During 2025, RUAs were granted to the officers of the Partnership and the Managers on February 25, 2025 and June 23, 2025. The Partnership’s Equity Incentive Plan expired in June 2025.

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

In accordance with Item 402(x) of Regulation S-K, we are providing information regarding our procedures related to the grant of RUAs close in time to the release of material non-public information. To date, the Board of Managers has not granted RUAs to officers of the Partnership, Managers, or any other individual. Although the Partnership does not have a formal policy that requires us to award equity or equity-based compensation on specific dates, as a matter of policy, the Board of Managers generally prohibits the grant of RUAs or other equity awards to executive officers of the Partnership, Managers, and any other grantee during closed quarterly trading windows (as determined in accordance with the Partnership’s insider trading policy). Our insider trading policy also prohibits Managers, officers, and employees from trading in our BUCs while in possession of or on the basis of material non-public information concerning the Partnership. The Board of Managers does not take material non-public information into account when determining the timing of equity awards, nor does the Partnership time the disclosure of material non-public information for the purpose of impacting the value of executive compensation. The Partnership generally issues equity awards to our executive officers on a limited and infrequent basis, and not in accordance with any fixed schedule. During 2025, there were no equity awards granted to any named executive officer within four business days preceding or one business day after the filing of any report of Forms 10-K, 10-Q, or 8-K that disclosed material nonpublic information.

Compensation Information for Named Executive Officers

Set forth below is information about all compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the named executive officers for the years indicated.

Compensation Committee Report

The Partnership does not have a separate compensation committee. We, as the Board of Managers of Greystone Manager, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2025.

Respectfully Submitted,

Stephen Rosenberg, Chairman

Jeffrey M. Baevsky

Drew C. Fletcher

W. Kimball Griffith

Robert K. Jacobsen

Steven C. Lilly

Deborah A. Wilson

Alfonso Costa Jr.

Summary Compensation Table for 2025

The following table sets forth information regarding compensation paid by the Partnership, pursuant to awards under equity plans sponsored by the Partnership or its affiliates, to the Partnership’s named executive officers for the years ended December 31, 2025, 2024, and 2023.

Name and Principal Position	Year	Unit Awards (1)	All Other Compensation	Total
Kenneth C. Rogozinski	2025	$769,862	$-	$769,862
Chief Executive Officer	2024	361,485	-	361,485
	2023	400,905		400,905

Jesse A. Coury	2025	639,659	-	639,659
Chief Financial Officer	2024	300,656	-	300,656
	2023	334,530	-	334,530

(1)
This column reflects grants of RUAs under the Equity Incentive Plan. The Equity Incentive Plan permitted the grant of RUAs and other awards to the employees of Greystone Manager, the Partnership, or any affiliate of either, and to members of the Board of Managers for up to 1 million BUCs. RUAs are generally granted with vesting conditions ranging from three months to up to four and a half years. RUAs granted to executive officers during 2025 and 2024 provide for the payment of distributions during the restriction period. The RUAs also provide for accelerated vesting if there is a change in control related to the Partnership, the General Partner, or Greystone Manager. The value of the RUAs granted to the named executive officers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The values were computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NYSE on the grant date. The Partnership awarded the named executive officers a total of 44,877 RUAs on February 25, 2025 with a grant date fair value of $12.36 per unit and a total of 70,184 RUAs on June 23, 2025 with a grant date fair value of $12.18 per unit.

Grants of Plan-Based Awards Table for 2025

Name	Grant Date	All other stock awards: Number of shares of stock or units (1) (#)	Grant date fair value of stock and option awards (2) ($)
Kenneth C. Rogozinski	2/25/2025	24,501	302,832
	6/23/2025	38,344	467,030

Jesse A. Coury	2/25/2025	20,376	251,847
	6/23/2025	31,840	387,811

(1)
For each award with a grant date of February 25, 2025 disclosed in this column, one-third of the aggregate number of RUAs vest on each of November 30, 2025, 2026, and 2027. For each award with a grant date of June 23, 2025 disclosed in this column, one-fourth of the aggregate number of RUAs vest on each of November 30, 2026, 2027, 2028, and 2029.
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

The Partnership’s Equity Incentive Plan expired in June 2025. The purpose of the Equity Incentive Plan was to promote the interests of the Partnership and its Unitholders by providing incentive compensation awards that encourage superior performance. The Equity Incentive Plan was also intended to attract and retain the services of individuals who are essential for the Partnership’s growth and profitability and to encourage those individuals to devote their best efforts to advancing the Partnership’s business.

The maximum number of BUCs allowed with respect to awards under the Equity Incentive Plan was 1,000,000. All BUCs available under the Equity Incentive Plan were awarded prior to expiration. The outstanding awards granted under the Equity Incentive Plan are generally administered by the Board of Managers

The effective date of the Equity Incentive Plan was June 24, 2015 and the Equity Incentive Plan expired upon the tenth anniversary of the effective date, which was June 24, 2025.

RUAs granted under the Equity Incentive Plan totaled 329,584, 109,581, and 105,274 for the years ended December 31, 2025, 2024, and 2023, respectively. No other types of awards have been granted under the Equity Incentive Plan as of December 31, 2025. The Equity Incentive Plan expired on June 24, 2025 and there are no BUCs available for future issuance.

Outstanding Equity Awards at Fiscal Year-End 2025

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Kenneth C. Rogozinski	61,928	$426,684
Jesse A. Coury	51,454	354,518
(1)
Represents RUAs granted under the Equity Incentive Plan. Mr. Rogozinski’s outstanding RUAs will vest 25,003 units on November 30, 2026, 17,753 units on November 30, 2027, 9,586 units on November 30, 2028, and 9,586 units on November 30, 2029.

Mr. Coury’s outstanding RUAs will vest 20,782 units on November 30, 2026, 14,752 units on November 30, 2027, 7,960 units on November 30, 2028, and 7,960 units on November 30, 2029.

(2)
The market value of the RUAs set forth in this column was computed by multiplying $6.89, the closing market price of the BUCs on December 31, 2025, by the number of RUAs.

Units Vested Table For 2025

Name	Number of Units Acquired on Vesting (#)	Value Realized On Vesting (1) ($)
Kenneth C. Rogozinski	22,967	162,147
Jesse A. Coury	19,122	135,001
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

Manager Compensation for 2025

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

The following table sets forth the total compensation paid to the members of the Board of Managers for the year ended December 31, 2025 for their services to the Partnership.

Name	Total Fees Earned or Paid in Cash ($)	Restricted Unit Awards (1) ($)	Total Compensation ($)
Stephen Rosenberg (2)	$-	$137,324	$137,324
Jeffrey M. Baevsky (2)	-	137,324	137,324
Drew C. Fletcher (2)	-	137,324	137,324
Steven C. Lilly(3)	52,500	131,074	183,574
W. Kimball Griffith(4)	45,000	112,386	157,386
Deborah A. Wilson(4)	45,000	112,386	157,386
Robert K. Jacobsen(4)	45,000	112,386	157,386

(1)
Refers to RUAs granted under the Equity Incentive Plan. The value of RUAs granted to Managers in the table above represents the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of units underlying the unit award by the closing price of the Partnership’s BUCs on the NYSE on the grant date. The Partnership awarded the Managers a total of 29,725 RUAs on February 25, 2025, with a grant date fair value of $12.36 per unit and a total of 42,102 RUAs on June 23, 2025, with a grant date fair value of $12.18 per unit.
(2)
The individual held 10,659 outstanding and unvested restricted units awards as of December 31, 2025.
(3)
The individual held 6,270 outstanding and unvested restricted units awards as of December 31, 2025.
(4)
The individual held 5,376 outstanding and unvested restricted units awards as of December 31, 2025.

Compensation Committee Interlocks and Insider Participation

Since we do not have a standing compensation committee, governance and compensation decisions are made by the entire Board of Managers. The members of the Board of Managers are disclosed above under the caption “Item 10. Directors, Executive Officers and Corporate Governance.” During the year ended December 31, 2025, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a manager or member of the Board of Managers.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b) Kenneth C. Rogozinski and Jesse A. Coury are the only executive officers of the Partnership, and are employed by Greystone Manager. The other persons constituting management of the Partnership are employees of Greystone Manager as well. The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Rogozinski, Mr. Coury, and each of the Managers and by such persons as a group. Unless otherwise indicated, the information is as of March 13, 2026, and is based upon information furnished to us by such persons. Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly. For purposes of this table, the term “beneficially owned” means any person who, directly or indirectly, has the power to vote or to direct the voting of a BUC or the power to dispose or to direct the disposition of a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 23,562,510 issued and outstanding BUCs and RUAs as of January 31, 2026.

Name	Number of BUCs Beneficially Owned		Percent of Class
Stephen Rosenberg, Chairman and Manager of Greystone Manager	38,449	(1)	*
Kenneth C. Rogozinski, Chief Executive Officer	227,897	(2)	*
Jesse A. Coury, Chief Financial Officer	126,880	(3)	*
Jeffrey M. Baevsky, Manager of Greystone Manager	24,400	(4)	*
Drew C. Fletcher, Manager of Greystone Manager	18,468	(5)	*
Steven C. Lilly, Manager of Greystone Manager	21,320	(6)	*
W. Kimball Griffith, Manager of Greystone Manager	35,179	(7)	*
Deborah A. Wilson, Manager of Greystone Manager	19,701	(8)	*
Robert K. Jacobsen, Manager of Greystone Manager	12,458	(9)	*
Alfonso Costa Jr, Manager of Greystone Manager	-	(10)	*
All current executive officers and Managers of Greystone Manager as a group (10 persons)	524,752		2.23%

* Denotes ownership of less than 1%.

(1)
Amount includes 14,709 BUCs held in Mr. Rosenberg’s retirement account. Amount includes 10,659 restricted units with respect to which Mr. Rosenberg has voting rights.
(2)
Amount includes 61,164 BUCs held in Mr. Rogozinski’s retirement account. Amount includes 61,928 restricted units with respect to which Mr. Rogozinski has voting rights. Mr. Rogozinski and his spouse share voting and investment power of 104,801 BUCs reported above.
(3)
Amount includes 51,454 restricted units with respect to which Mr. Coury has voting rights. Mr. Coury and his spouse share voting and investment power of 75,426 BUCs reported above.
(4)
Amount includes 10,659 restricted units with respect to which Mr. Baevsky has voting rights.
(5)
Amount includes 10,659 restricted units with respect to which Mr. Fletcher has voting rights.
(6)
Amount includes 6,270 restricted units with respect to which Mr. Lilly has voting rights.
(7)
Amount includes 5,376 restricted units with respect to which Mr. Griffith has voting rights.
(8)
Amount includes 5,376 restricted units with respect to which Ms. Wilson has voting rights.
(9)
Amount includes 5,376 restricted units with respect to which Mr. Jacobsen has voting rights.
(10)
The individual was appointed to the Board of Managers in January 2026.

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

The Audit Committee is responsible for reviewing and approving any related party transactions. The Audit Committee reviews the material facts of all interested transactions. Interested transactions are those transactions, arrangements, or relationships in which (i) the aggregate amount involved exceeds a pre-established dollar threshold, (ii) the Partnership is a participant, and (iii) an executive officer or Manager of the Partnership, a greater than 5% beneficial owner of the Partnership’s BUCs, an immediate family member of any of the foregoing, affiliates of the Partnership, entities for which the Partnership has an investment accounted for under the equity method, or trusts for the benefit of employees, has or will have an interest. In determining whether to approve or ratify an interested transaction, the Audit Committee takes into account, among other factors, the benefits to the Partnership; whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction; whether the transaction is material to the Partnership; the approximate dollar value of the transaction as it relates to the related party; and the role the related party plays in arranging the transaction. The Partnership did not enter into any material financial transactions with any related party or immediate family member of a Manager or executive officer of the Partnership during 2025, except as indicated below. If any such material financial transaction were contemplated, the terms of the transaction would be reviewed and approved by the Audit Committee prior to the Partnership entering into such transaction.

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

Item 14. Principal Accountant Fees and Services.

The Audit Committee engaged Grant Thornton LLP (“GT”) as the independent registered public accounting firm for the Partnership for 2025.

The Audit Committee regularly reviews and determines whether any non-audit services provided by GT potentially affects its independence with respect to the Partnership. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by GT. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2025, all services performed by GT with respect to the Partnership were pre-approved by the Audit Committee in accordance with this policy.

Prior to 2025, the Audit Committee had engaged PricewaterhouseCoopers (“PwC”) as the independent registered public accounting firm for the Partnership. As previously disclosed, on November 17, 2025, the Audit Committee recommended and authorized a change in independent registered public accounting firm from PwC to GT, which became effective immediately. PwC’s audit reports on the Partnership’s financial statements as of and for the fiscal year’s ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Partnership’s fiscal years ended December 31, 2024 and 2023 and the subsequent interim period in 2025 before the change in auditors became effective, there were no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in their reports included in the Partnership’s filings with the Securities and Exchange Commission. In addition, there were no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the fiscal years ended December 31, 2024 and 2023, or during the subsequent interim period in 2025 before the change in auditors became effective. During 2023, 2024, and until November 17, 2025, all services performed by PwC, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with policy.

The following table sets forth the aggregate fees billed by GT with respect to audit and non-audit services for the Partnership during the year ended December 31, 2025 and the aggregate fees billed by PwC with respect to audit and non-audit services for the Partnership during the years ended December 31, 2024 and 2023, and the subsequent interim period in 2025 before the change in auditors became effective:

	2025 (GT)	2025 (PwC)	2024	2023
Audit Fees (1)	$899,294	$651,383	$1,082,000	$1,046,545
Audit-Related Fees (2)	-	-	-	-
Tax Fees (3)	-	346,650	496,822	402,408
All Other Fees	-	2,000	2,000	900

(1)
Audit Fees includes fees and expenses for professional services rendered for the audit of the Partnership’s annual financial statements and internal control over financial reporting, reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q, and other services provided in connection with regulatory filings that generally only the principal auditor can reasonably provide. Of the amount reported for PwC in 2025, approximately $578,000 was reimbursed by Greystone.
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

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report on Form 10-K

The following documents are filed as part of this report:

1. Financial Statements. The following financial statements of the Partnership are included in response to Item 8 of this Report:

Report of Independent Registered Public Accounting Firm - Current Auditor (PCAOB ID 248).

Report of Independent Registered Public Accounting Firm - Predecessor Auditor (PCAOB ID 238).

Consolidated Balance Sheets as of December 31, 2025 and 2024.

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Partners’ Capital for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.

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

10.25

Credit Agreement dated as of June 30, 2025 among Greystone Housing Impact Investors LP, the Lenders, and Bankers Trust company, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on July 7, 2025).

10.26

Promissory Note dated June 30, 2025 between Greystone Housing Impact Investors LP and payable to Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on July 7, 2025).

10.27

Promissory Note dated June 30, 2025 between Greystone Housing Impact Investors LP and payable to Pinnacle Bank (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 001-41564), filed by the Partnership on July 7, 2025).

10.28

Promissory Note dated June 30, 2025 between Greystone Housing Impact Investors LP and payable to First National Bank of Omaha (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 001-41564), filed by the Partnership on July 7, 2025).

10.29

Promissory Note dated June 30, 2025 between Greystone Housing Impact Investors LP and payable to First Citizens Bank (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 001-41564), filed by the Partnership on July 7, 2025).

10.30

Promissory Note dated June 30, 2025 between Greystone Housing Impact Investors LP and payable to Modern Bank, N.A. (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 001-41564), filed by the Partnership on July 7, 2025).

10.31

Credit Agreement dated June 11, 2021 between America First Multifamily Investors, L.P., the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.32

First Amendment to Credit Agreement dated November 30, 2021 between America First Multifamily Investors, L.P., the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on December 6, 2021).

10.33

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

10.35

Third Amendment to Credit Agreement dated July 11, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on July 17, 2023).

10.36

Fourth Amendment to Credit Agreement dated September 19, 2023 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on September 22, 2023).

10.37

Fifth Amendment to Credit Agreement dated March 4, 2024 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001- 41564), filed by the Partnership on March 6, 2024).

10.38

Sixth Amendment to Credit Agreement dated June 12, 2025 between Greystone Housing Impact Investors LP, the Lenders, and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001- 41564), filed by the Partnership on June 18, 2025).

10.39

Third Amended and Restated Guaranty dated June 12, 2025 between Greystone Select Incorporated and BankUnited, (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001- 41564), filed by the Partnership on June 18, 2025).

10.40

Note dated March 4, 2024 between Greystone Housing Impact Investors LP and payable to NexBank (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on March 6, 2024).

10.41

Note dated June 11, 2021 between America First Multifamily Investors, L.P. and payable to Bankers Trust Company (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on June 14, 2021).

10.42

First Amendment to Amended and Restated Credit Agreement dated April 29, 2022 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on April 29, 2022).

10.43

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

10.45

Fourth Amendment to Amended and Restated Credit Agreement dated June 24, 2024 between Greystone Housing Impact Investors LP and Bankers Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on June 27, 2024).

10.46

Revolving Line of Credit Note dated June 24, 2024 between Greystone Housing Impact Investors LP and Bankers Trust Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on June 27, 2024).

10.47

Amended and Restated Guaranty dated November 30, 2021 between Greystone Select Incorporated and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on December 6, 2021).

10.48

Second Amended and Restated Guaranty dated July 11, 2023 between Greystone Select Incorporated and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on July 17, 2023).

10.49

Regulatory Margin Self-Disclosure Letter dated June 30, 2017 between ATAX TEBS III, LLC and the International Swaps and Derivative Association, Inc. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on August 7, 2017).

10.50

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

10.52

Series A Preferred Units Subscription Agreement dated March 30, 2016 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 2, 2016).

10.53

Series A Preferred Units Subscription Agreement dated March 31, 2017 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2017).

10.54

Series A Preferred Units Subscription Agreement dated August 7, 2017 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 6, 2017).

10.55

Series A Preferred Units Subscription Agreement dated October 2, 2017 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2018).

10.56

Series A Preferred Units Subscription Agreement dated October 25, 2017 (incorporated herein by reference to Exhibit 10.55 to the Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on February 28, 2018).

10.57

Series A-1 Preferred Units Exchange Agreement dated April 26, 2022 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on May 5, 2022).

10.58

Series A-1 Preferred Units Exchange Agreement dated October 1, 2022 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-24843), filed by the Partnership on November 3, 2022).

10.59	Series A-1 Preferred Units Exchange Agreement dated February 15, 2023 (incorporated herein by reference to Exhibit 10.52 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).
10.60

Series A-1 Preferred Units Subscription Agreement dated February 15, 2023 (incorporated herein by reference to Exhibit 10.53 to Form 10-K (No. 001-41564), filed by the Partnership on February 23, 2023).

10.61

Series A-1 Preferred Units Subscription Agreement dated June 2, 2023 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (No. 001-41564), filed by the Partnership on August 3, 2023).

10.62

Portfolio Purchase Agreement dated November 1, 2023 between Greystone Housing Impact Investors LP and Public Finance Authority (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on November 6, 2023).

10.63

Amended and Restated Trust Agreement dated November 22, 2024 between Public Finance Authority and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on November 27, 2024).

10.64

Administration Agreement dated November 1, 2023 by and among Wilmington Trust, National Association, Public Finance Authority, and Greystone Housing Impact Investors LP (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 001-41564), filed by the Partnership on November 6, 2023).

10.65	Series B Preferred Units Exchange Agreement dated January 19, 2024 (incorporated herein by reference to Exhibit 10.63 to Form 10-K (No. 001-41564), filed by the Partnership on February 22, 2024).
10.66	Series B Preferred Units Subscription Agreement dated February 2, 2024 (incorporated herein by reference to Exhibit 10.64 to Form 10-K (No. 001-41564), filed by the Partnership on February 22, 2024).
10.67

Portfolio Purchase Agreement dated October 31, 2024 between ATAX TEBS II, LLC and the Wisconsin Public Finance Authority (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on November 5, 2024).

10.68

Trust Agreement between the Wisconsin Public Finance Authority and Wilmington Trust, National Association dated October 31, 2024 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on November 5, 2024).

10.69

Administration Agreement by and among Wilmington Trust, National Association, the Wisconsin Public Finance Authority, and Greystone Housing Impact Investors LP dated October 31, 2024 (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 001-41564), filed by the Partnership on November 5, 2024).

10.70

Exchange Agreement dated November 22, 2024 between Greystone Housing Impact Investors LP, ATAX TEBS II, LLC and Public Finance Authority (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on November 27, 2024).

10.71

Loan Agreement dated as of December 31, 2025 among Borrower, BankUnited, N.A., as Administrative Agent, and Lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on January 7, 2026).

10.72

Promissory Note dated December 31, 2025 between Borrower and payable to BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on January 7, 2026).

10.73

Guaranty dated December 31, 2025 between Greystone Housing Impact Investors LP and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 001-41564), filed by the Partnership on January 7, 2026).

10.74

Guaranty dated December 31, 2025 between Greystone Select Incorporated and BankUnited, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 001-41564), filed by the Partnership on January 7, 2026).

10.75	Series B Preferred Units Subscription Agreement dated October 9, 2025 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (No. 001-41564), filed by the Partnership on November 6, 2025).
10.76	Series B Preferred Units Subscription Agreement dated March 26, 2025 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (No. 001-41564), filed by the Partnership on May 7, 2025).

16.1

Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP dated November 21, 2025 (incorporated herein by reference to Exhibit 16.1 to Form 8-K (No. 001-41564), filed by the Partnership on November 21, 2025).

19.1	Greystone Housing Impact Investors LP Insider Trading Policy.

21	Listing of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Grant Thornton LLP
24.1	Powers of Attorney.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Greystone Housing Impact Investors LP Compensation Recovery Policy.
101

The following materials from the Partnership’s Annual report on Form 10-K for the year ended December 31, 2025 are furnished herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023; (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2025, 2024, and 2023; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (vi) Notes to Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

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

GREYSTONE HOUSING IMPACT INVESTORS LP
Date:	March 16, 2026
By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer
Greystone Housing Impact Investors LP

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 16, 2026	By	/s/ Stephen Rosenberg*
Stephen Rosenberg,
Chairman and Manager of Greystone AF Manager LLC

Date:	March 16, 2026	By	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	March 16, 2026	By	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer of the Registrant
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 16, 2026	By	/s/ Jeffrey M. Baevsky*
Jeffrey M. Baevsky,
Manager of Greystone AF Manager LLC

Date:	March 16, 2026	By	/s/ Drew C. Fletcher *
Drew C. Fletcher,
Manager of Greystone AF Manager LLC

Date:	March 16, 2026	By	/s/ Steven C. Lilly*
Steven C. Lilly,
Manager of Greystone AF Manager LLC

Date:	March 16, 2026	By	/s/ W. Kimball Griffith*
W. Kimball Griffith,
Manager of Greystone AF Manager LLC

Date:	March 16, 2026	By	/s/ Deborah A. Wilson*
Deborah A Wilson,
Manager of Greystone AF Manager LLC

Date:	March 16, 2026	By	/s/ Robert K. Jacobsen*
Robert K. Jacobsen
Manager of Greystone AF Manager LLC

Date:	March 16, 2026	By	/s/ Alfonso Costa Jr.*
Alfonso Costa Jr.
Manager of Greystone AF Manager LLC

*By	Jesse A. Coury,
Attorney-in-Fact

By	/s/ Jesse A. Coury
Jesse A. Coury