Form 10-Q
period 2026-03-31
Greystone Housing Impact Investors LP
filed 2026-05-11
CIK 1059142

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, the registrant had 23,562,510 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

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

Financed Assets - Purchased investments funded by advances from the Acquisition LOC.

Freddie Mac - The Federal Home Loan Mortgage Corporation.

GAAP - Accounting principles generally accepted in the United States of America.

GAHI - Greystone Affordable Housing Initiatives LLC, an affiliate of the Partnership

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

Managers - Members of the Board of Managers of Greystone Manager.

MF Property(ies) - A multifamily, student, or senior citizen residential property owned by the Partnership.

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

QAP - Qualified allocation plan.

Report - This Quarterly Report on Form 10-Q for the quarter ended March 31,2026, unless otherwise specified.

RUA(s) - Restricted unit awards issued under the Equity Incentive Plan.

SEC - Securities and Exchange Commission.

SC MF Properties - The Park at Sondrio, The Park at Vietti, the Windsor Shores Apartments, and the Century Plaza Apartments MF Properties, collectively.

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

Forward-Looking Statements

This Report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties contained in this Report, and accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading “Risk Factors” in Item 1A of Greystone Housing Impact Investors LP’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$20,627,838	$39,502,187
Restricted cash	11,780,713	15,383,782
Interest receivable, net	7,024,532	7,276,781
Mortgage revenue bonds, at fair value (Note 4)	889,692,902	1,007,904,386
Governmental issuer loans
Governmental issuer loans (Note 5)	138,757,835	138,757,835
Allowance for credit losses (Note 10)	(564,000)	(609,000)
Governmental issuer loans, net	138,193,835	138,148,835
Property loans
Property loans (Note 6)	53,692,208	53,599,227
Allowance for credit losses (Note 10)	(3,550,115)	(3,477,134)
Property loans, net	50,142,093	50,122,093
Investments in unconsolidated entities (Note 7)	154,346,791	146,299,844
Real estate assets, net (Note 8)	111,574,101	3,622,574
Other assets (Note 9)	103,600,302	94,626,796
Total Assets (1)	$1,486,983,107	$1,502,887,278

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$18,185,350	$21,134,155
Distribution payable	3,332,072	5,946,547
Secured lines of credit (Note 12)	89,950,000	80,850,000
Debt financing, net (Note 13)	923,704,375	1,015,095,423
Mortgages payable, net (Note 14)	83,284,044	231,679
Total Liabilities (1)	1,118,455,841	1,123,257,804

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $102.5 million redemption value, 10.2 million issued and outstanding, respectively (Note 17)	102,416,879	102,410,507

Partnersʼ Capital:
General Partner (Note 1)	(111,085)	-
Beneficial Unit Certificates (Note 1)	266,221,472	277,218,967
Total Partnersʼ Capital	266,110,387	277,218,967
Total Liabilities and Partnersʼ Capital	$1,486,983,107	$1,502,887,278
(1)
The condensed consolidated balance sheets include assets of consolidated VIEs that can only be used to settle obligations of these VIEs that totaled $1,132,221,345 and $1,246,799,233 as of March 31, 2026 and December 31, 2025, respectively. The condensed consolidated balance sheets include liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Partnership that totaled $330,010,647 and $331,318,784 as of March 31, 2026 and December 31, 2025, respectively. See Note 3 - Variable Interest Entities for further detail.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Investment income	$16,439,156	$21,075,573
Other interest income	3,122,561	2,288,165
Property revenues	1,449,125	-
Other income	774,361	958,825
Total revenues	21,785,203	24,322,563
Expenses:
Real estate operating	827,635	-
Provision for credit losses (Note 10)	(2,077,877)	(172,000)
Depreciation and amortization	2,746,392	3,542
Interest expense	13,168,146	13,497,295
Net result from derivative transactions (Note 15)	(1,564,639)	3,036,137
General and administrative	4,650,762	4,570,261
Total expenses	17,750,419	20,935,235
Other income:
Gain on deed in lieu of foreclosures	2,219,023	-
Gain on sale of investments in unconsolidated entities	-	5,220
Earnings (losses) from investments in unconsolidated entities	(4,930,100)	(992,259)
Income before income taxes	1,323,707	2,400,289
Income tax benefit	(2,673)	(2,733)
Net income	1,326,380	2,403,022
Redeemable Preferred Unit distributions and accretion	(1,101,684)	(760,679)
Net income available to Partners	$224,696	$1,642,343

Net income available to Partners allocated to:
General Partner	$2,247	$16,371
Limited Partners - BUCs	181,024	1,568,927
Limited Partners - Restricted units	41,425	57,045
	$224,696	$1,642,343
BUC holders' interest in net income per BUC, basic and diluted	$0.01	$0.07
Weighted average number of BUCs outstanding, basic	23,266,619	23,171,226
Weighted average number of BUCs outstanding, diluted	23,266,619	23,171,226

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Net income	$1,326,380	$2,403,022
Unrealized losses on securities	(8,026,637)	(5,635,059)
Unrealized losses on bond purchase commitments	(368,337)	-
Comprehensive income (loss)	$(7,068,594)	$(3,232,037)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$-	23,562,510	$277,218,967	$277,218,967	$39,742,015
Distributions paid or accrued ($0.14 per BUC):
Regular distribution	(33,321)	-	(3,298,751)	(3,332,072)	-
Net income allocable to Partners	2,247	-	222,449	224,696	-
Restricted unit compensation expense	3,938	-	389,832	393,770	-
Unrealized losses on securities	(80,266)	-	(7,946,371)	(8,026,637)	(8,026,637)
Unrealized losses on bond purchase commitments	(3,683)	-	(364,654)	(368,337)	(368,337)
Balance as of March 31, 2026	(111,085)	23,562,510	266,221,472	266,110,387	31,347,041

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$98,621	23,270,685	$305,928,145	$306,026,766	$29,924,300
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(87,392)	-	(8,651,832)	(8,739,224)	-
Distribution of Tier 2 income (Note 22)	-	-	-	-	-
Distribution of Tier 3 income (Note 22)	-	-	(5,220)	(5,220)	-
Net income allocable to Partners	16,371	-	1,625,972	1,642,343	-
Restricted units awarded	-	142,102	-	-	-
Restricted units forfeited	-	(15,350)	-	-	-
Restricted unit compensation expense	2,340	-	231,707	234,047	-
Unrealized losses on securities	(56,351)	-	(5,578,708)	(5,635,059)	(5,635,059)
Balance as of March 31, 2025	$(26,411)	23,397,437	$293,550,064	$293,523,653	$24,289,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,326,380	$2,403,022
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,746,392	3,542
Amortization of deferred financing costs	489,025	381,334
Gain on sale of investments in unconsolidated entities	-	(5,220)
(Earnings) losses from investments in unconsolidated entities	4,930,100	992,259
Gain on deed in lieu of foreclosures	(2,219,023)	-
Provision for credit losses	(2,077,877)	(172,000)
Adjustment of prior credit loss	(11,120)	(16,967)
(Gains) losses on derivative instruments, net of cash paid	(1,505,593)	3,939,421
Restricted unit compensation expense	393,770	234,047
Bond premium, discount and acquisition fee amortization	54,765	(1,780)
Debt premium amortization	(10,037)	(10,090)
Deferred income tax expense (benefit) & income tax payable/receivable	2,806	(2,733)
Change in preferred return receivable from unconsolidated entities, net	(356,901)	6,211,613
Accrued interest added to property loan principal	(333,799)	-
Changes in operating assets and liabilities:
Decrease in interest receivable	434,724	319,714
(Increase) decrease in other assets	797,271	(613,140)
Decrease in accounts payable, accrued expenses and other liabilities	(4,768,102)	(2,682,424)
Net cash provided by (used in) operating activities	(107,219)	10,980,598
Cash flows from investing activities:
Advances on mortgage revenue bonds	-	(14,101,043)
Advances on taxable mortgage revenue bonds	(8,300,000)	(7,400,000)
Advances on governmental issuer loans	-	(17,408,700)
Advances on taxable governmental issuer loans	-	(21,700,000)
Advances on property loans	(92,981)	-
Contributions to unconsolidated entities	(12,620,146)	(7,708,816)
Capitalized interest related to unconsolidated entities	-	(637,521)
Net cash acquired upon deed in lieu of foreclosure of SC MF Properties	621,155	-
Proceeds from sale of land held for development	-	1,354,127
Capital expenditures	(63,303)	-
Proceeds from sale of investments in unconsolidated entities	-	11,405,090
Return of investments in unconsolidated entities	-	2,087,843
Principal payments received on mortgage revenue bonds and contingent interest	4,474,915	11,921,137
Principal payments received on governmental issuer loans	-	82,202,594
Principal payments received on taxable mortgage revenue bonds	223,660	138,347
Principal payments received on taxable governmental issuer loans	-	12,700,000
Principal payments received on property loans	-	7,797,754
Net cash provided by (used in) investing activities	(15,756,700)	60,650,812
Cash flows from financing activities:
Distributions paid	(7,036,269)	(9,732,916)
Proceeds from debt financing	5,870,000	48,435,000
Principal payments on debt financing	(97,600,987)	(85,426,031)
Principal borrowing on mortgages payable	84,000,000	-
Principal payments on mortgages payable	-	(1,354,128)
Principal borrowing on secured lines of credit	51,580,000	-
Principal payments on secured lines of credit	(42,480,000)	(10,352,000)
Proceeds upon issuance of redeemable Preferred Units	-	20,000,000
Decrease in security deposit liability related to restricted cash	(20,944)	-
Debt financing and other deferred costs paid	(925,299)	(52,512)
Net cash used in financing activities	(6,613,499)	(38,482,587)
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,477,418)	33,148,823
Cash, cash equivalents and restricted cash at beginning of period	54,885,969	31,305,671
Cash, cash equivalents and restricted cash at end of period	$32,408,551	$64,454,494

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,094,986	$13,265,470
Cash paid during the period for income taxes	-	31,415
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$3,332,072	$8,744,444
Distributions declared but not paid for Preferred Units	1,095,313	755,104
Acquisition of real estate assets upon deed in lieu of foreclosure of MRB investments (Note 8)	109,050,807	-
Acquisition of in-place lease assets upon deed in lieu of foreclosure of MRB investments (Note 9)	4,999,193	-
Contingent liability recorded upon deed in lieu of foreclosure of MRB investments (Note 11)	2,064,231	-
Deferred financing costs financed through accounts payable	37,817	21,765

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$20,627,838	$51,388,718
Restricted cash	11,780,713	13,065,776
Total cash, cash equivalents and restricted cash	$32,408,551	$64,454,494

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
•
GHI-BIO AC Debt JV MM, LLC, a wholly owned subsidiary of the Partnership, which manages and is committed to provide capital to the Construction Lending JV;
•
Greens Hold Co, a wholly owned corporation, which owns certain property loans and owned 100% of The 50/50 MF Property, a prior real estate asset; and
•
GHI South Carolina Holdings LLC, a wholly owned subsidiary of the Partnership, which owns 99.99% of limited liability companies that own the Century Plaza Apartments (f/k/a The Ivy Apartments), The Park at Sondrio, The Park at Vietti, and the Windsor Shores Apartments MF Properties. An unaffiliated non-profit entity owns a 0.01% non-controlling interest in each of these MF Properties. The Partnership has determined that such noncontrolling interests are not material to these condensed consolidated financial statements and are not reflected herein.

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025. These condensed consolidated financial statements and notes have been prepared consistently with the 2025 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2026, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2025 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

Our results of operations and the value of the Partnership’s investment assets are impacted by market interest rates, including the level of target federal funds rates set by the Federal Reserve. The Federal Reserve has stated it will continue to take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments in determining future rate targets, consistent with its dual mandate. More specifically, the Federal Reserve has stated that economic activity is expanding at a solid pace, inflation remains elevated, and developments in Middle East are contributing to a high level of uncertainty about the economic outlook. In addition, geopolitical conflicts, changing global trade and tariff policies, and uncertainty regarding the effects of these matters on U.S. and international macroeconomic conditions continue to impact the general global economic environment. Continued market volatility may impact the value of some of the Partnership’s investment assets, particularly those with fixed interest rates, and which may result in collateral posting requirements under our debt financing arrangements. In addition, changes in short-term interest rates will directly impact the interest cost associated with the Partnership’s variable rate debt financing arrangements and for construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

A resurgence in inflation may adversely impact operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Elevated levels of general and administrative expenses of the Partnership may adversely affect the Partnership’s operating results, including a reduction in net income.

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

Revisions to Previously Issued Quarterly Financial Statements

In connection with the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2025, the Partnership identified certain immaterial errors in previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2025. The errors related to the sale of The 50/50 MF Property in December 2022 specific to the deferral of gain on sale and valuation of the related assets received and liabilities incurred upon sale; errors in the recognition of preferred return investment income from certain equity method investees; errors in the calculations of the Partnership’s proportionate share of earnings (losses) from certain equity method investees when applying the hypothetical liquidation at book value method; and the capitalization of interest costs as a basis difference related to equity method investees that are undergoing development activities. The Partnership assessed the aggregate effects and materiality of these errors, including the presentation on previously issued quarterly condensed consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections and concluded the errors were not material to previously issued financial statements. The Partnership has voluntarily revised the condensed consolidated financial statements for the quarter ended March 31, 2025 to correct these immaterial errors. The following is a summary of the impacts on financial statement line items for the quarter ended March 31, 2025:

•
A decrease in investment income of approximately $803,000;
•
A decrease in interest expense of approximately $638,000; and
•
An increase in losses from investment in unconsolidated entities of approximately $759,000.

The net impact to income (loss) before income taxes, net income (loss), and net income (loss) available to Partners was a decrease of approximately $924,000 for the quarter ended March 31, 2025.

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

The Partnership held variable interests in 23 and 24 non-consolidated VIEs as of March 31, 2026 and December 31, 2025, respectively. The following table summarizes the Partnership’s carrying value by asset and maximum exposure to loss associated with its variable interests as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Mortgage revenue bonds	$187,405,200	$186,192,558	$189,169,313	$186,206,660
Taxable mortgage revenue bonds (reported within other assets)	16,903,451	16,900,000	9,811,108	9,800,000
Governmental issuer loans	138,757,835	138,757,835	138,757,835	138,757,835
Taxable governmental issuer loans (reported within other assets)	44,879,465	44,879,465	44,879,465	44,879,465
Property loans	39,824,000	39,824,000	39,824,000	39,824,000
Investments in unconsolidated entities	153,916,533	153,916,533	145,952,838	145,952,838
	$581,686,484	$580,470,391	$568,394,559	$565,420,798

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of March 31, 2026 and December 31, 2025 is equal to the Partnership’s cost basis adjusted for paydowns. The difference between the MRB carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is due to the unrealized gains or losses. The Partnership has remaining taxable MRB funding commitments related to non-consolidated VIEs totaling $6.5 million as of March 31, 2026 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of March 31, 2026 and December 31, 2025 is equal to the Partnership’s carrying value. The Partnership has future GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $5.0 million, $28.8 million, and $17.6 million, respectively, as of March 31, 2026 (Note 16).

Consolidated Variable Interest Entities

The Partnership obtains leverage on its investment assets to enhance returns and lower its net capital investment. The Partnership’s leverage programs generally consist of selling MRBs, taxable MRBs, GILs, taxable GILs, and property loans into debt financing entities in the form of TOBs, TEBS financings, the 2024 PFA Securitization Transaction, and the TEBS Residual Financing. These debt financing entities issue senior securities and residual beneficial interests that share in the cash flows from the securitized investment assets. The senior securities are sold to third-party investors for cash and the Partnership retains the residual beneficial interest. The Partnership determined that its residual beneficial interest in a debt financing entity absorbs potential losses of the entity as the interests are in a first-loss position and subordinate to the senior securities in the distribution of cash flows of the debt financing entity. The Partnership has determined that each debt financing entity is a VIE for financial reporting purposes and the Partnership performs an evaluation to determine if the Partnership is the primary beneficiary of the VIE. In determining the primary beneficiary of each VIE, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. The Partnership determined that the right to direct the VIE to sell the underlying assets most significantly impacts the economic performance of the VIE, and such right is held by the Partnership through its ownership of the residual beneficial interests. The Partnership has the obligation to absorb losses that could potentially be significant to the VIE given its first-loss position noted previously. As the Partnership meets both primary beneficiary criteria, it is considered the primary beneficiary of the VIEs and reports the VIEs on a consolidated basis. The Partnership reports the underlying investment assets of the VIEs in the Partnership’s assets (Notes 4, 5, 6 and 9) and the senior securities of the VIEs are reported within “Debt financing, net” (Note 13) on the Partnership’s condensed consolidated balance sheets. The interest income earned from the underlying investment assets of the VIEs is reported within “Investment income” and “Other interest income” on the Partnership’s condensed consolidated statement of operations. Interest expense and facility fees associated with the debt financing are reported within “Interest expense” on the Partnership’s condensed consolidated statement of operations.

As noted previously, the Partnership also makes equity investments in certain entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The investee entities are VIEs for financial reporting purposes and the Partnership is typically not considered the primary beneficiary, making such entities non-consolidated VIEs. Within one of the Partnership’s equity investments, Vantage at San Marcos, the Partnership has additional rights compared to its other equity investments and such rights are considered in the Partnership’s assessment of the primary beneficiary of the VIE. In determining the primary beneficiary of the VIEs, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. For the Vantage at San Marcos investee, the Partnership can currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. The only assets of the VIE are land and capitalized development costs such that if the Partnership were to require the managing member to purchase its equity investment, all underlying assets of the VIE would likely need to be sold, which would significantly impact the VIE’s economic performance. The Partnership would be exposed to gains or losses of the VIE based on the sales price of the underlying asset in relation to the Partnership’s equity investment. As the Partnership meets both the primary beneficiary criteria for the Vantage at San Marcos investee, it is considered the primary beneficiary of the VIE and reports the VIE on a consolidated basis. The Partnership reports the land and capitalized development costs of the VIE within “Real estate assets, net” and a mortgage loan on the property within “Mortgages payable, net” on the Partnership’s condensed consolidated balance sheets. The VIE has not reported any income or expenses during the three months ended March 31, 2026 and 2025. If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

The following table summarizes the assets and liabilities of the Partnership’s consolidated VIEs as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Assets:
Restricted cash	$333,905	$484,729
Interest receivable, net	5,996,384	6,776,949
Mortgage revenue bonds, at fair value	887,488,523	1,005,670,497
Governmental issuer loans
Governmental issuer loans	109,757,835	109,757,835
Allowance for credit losses	(564,000)	(609,000)
Governmental issuer loans, net	109,193,835	109,148,835
Property loans
Property loans	46,074,000	46,074,000
Allowance for credit losses	(451,000)	(453,000)
Property loans, net	45,623,000	45,621,000
Real estate assets	2,513,092	2,513,092
Other assets	81,072,606	76,584,131
Total Assets	$1,132,221,345	$1,246,799,233

Liabilities:
Accounts payable, accrued expenses and other liabilities (1)	$6,630,541	$7,440,856
Debt financing (2)	927,572,708	1,019,313,731
Mortgages payable (3)	231,679	231,679
Total Liabilities	$934,434,928	$1,026,986,266
(1)
Of the amounts reported, $4,411,259 and $4,552,373 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of March 31, 2026 and December 31, 2025, respectively.
(2)
Of the amounts reported, $325,367,709 and $326,534,732 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of March 31, 2026 and December 31, 2025, respectively.

(3)
The entire mortgages payable balance is associated with a VIE where the creditor does not have recourse to the general credit of the Partnership as of March 31, 2026 and December 31, 2025, respectively.

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

4. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 13). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (4)	AZ	$43,026,991	$587,812	$-	$43,614,803
40rty on Colony - Series P (4)	CA	5,959,805	437,932	-	6,397,737
CCBA Senior Garden Apartments (1), (6)	CA	3,671,482	-	(60,381)	3,611,101
Courtyard - Series A (3)	CA	9,528,788	464,029	-	9,992,817
Glenview Apartments - Series A (2)	CA	4,162,903	154,519	-	4,317,422
Harmony Court Bakersfield - Series A (3)	CA	3,474,329	154,449	-	3,628,778
Harmony Terrace - Series A (3)	CA	6,433,507	300,810	-	6,734,317
Harden Ranch - Series A (1)	CA	6,123,551	141,258	-	6,264,809
Las Palmas II - Series A (3)	CA	1,575,621	69,737	-	1,645,358
Montclair Apartments - Series A (2)	CA	2,255,277	80,043	-	2,335,320
Montecito at Williams Ranch Apartments - Series A (1)	CA	7,283,261	246,474	-	7,529,735
Montevista - Series A (1)	CA	6,488,747	562,376	-	7,051,123
Ocotillo Springs - Series A (1), (7)	CA	3,411,214	-	(210,024)	3,201,190
Ocotillo Springs - Series A-1 (1)	CA	492,631	59,423	-	552,054
Residency at Empire - Series BB-1 (4)	CA	14,092,740	551,459	-	14,644,199
Residency at Empire - Series BB-2 (4)	CA	4,000,000	184,057	-	4,184,057
Residency at Empire - Series BB-3 (4)	CA	14,000,000	504,352	-	14,504,352
Residency at Empire - Series BB-4 (4)	CA	47,000,000	145,187	-	47,145,187
Residency at the Entrepreneur - Series J-1 (4), (7)	CA	9,072,827	-	(312,670)	8,760,157
Residency at the Entrepreneur - Series J-2 (4), (6)	CA	7,500,000	-	(199,869)	7,300,131
Residency at the Entrepreneur - Series J-3 (4), (6)	CA	26,080,000	-	(247,686)	25,832,314
Residency at the Entrepreneur - Series J-4 (4)	CA	16,420,000	-	-	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	CA	5,000,000	-	-	5,000,000
Residency at the Mayer - Series A (4)	CA	16,752,582	1,843,933	-	18,596,515
Residency at the Mayer - Series KK (4)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,248,846	143,793	-	3,392,639
Santa Fe Apartments - Series A (2)	CA	2,732,183	92,532	-	2,824,715
Seasons at Simi Valley - Series A (3)	CA	3,949,423	254,198	-	4,203,621
Seasons Lakewood - Series A (3)	CA	6,853,084	320,429	-	7,173,513
Seasons San Juan Capistrano - Series A (3)	CA	11,538,355	539,497	-	12,077,852
Solano Vista - Series A (1), (6)	CA	2,564,400	-	(11,628)	2,552,772
Summerhill - Series A (3)	CA	5,982,738	178,006	-	6,160,744
Sycamore Walk - Series A (3)	CA	3,263,042	152,050	-	3,415,092
The Village at Madera - Series A (3)	CA	2,873,540	127,742	-	3,001,282
Tyler Park Townhomes - Series A (1)	CA	5,328,848	-	-	5,328,848
Village at Hanford Square - Series H (4)	CA	10,400,000	617,514	-	11,017,514
Vineyard Gardens - Series A (1)	CA	3,793,397	271,889	-	4,065,286
Wellspring Apartments (1)	CA	3,728,854	200,064	-	3,928,918
Westside Village Market - Series A (1)	CA	3,482,393	134,786	-	3,617,179
Handsel Morgan Village Apartments (4)	GA	2,150,000	344,638	-	2,494,638
MaryAlice Circle Apartments (4)	GA	5,900,000	491,942	-	6,391,942
Renaissance - Series A (2)	LA	10,042,349	128,524	-	10,170,873
Live 929 Apartments - Series 2022A (4)	MD	58,490,642	5,199,845	-	63,690,487
Woodington Gardens Apartments - Series A-1 (4)	MD	31,150,000	2,699,090	-	33,849,090
Meadow Valley (4), (8)	MI	43,325,007	-	(471,873)	42,853,134
Jackson Manor Apartments (1)	MS	4,724,199	19,908	-	4,744,107
Village Point (5), (7)	NJ	22,910,000	-	(842,782)	22,067,218
Silver Moon - Series A (2)	NM	7,289,747	943,076	-	8,232,823
Village at Avalon (1)	NM	15,475,842	1,228,203	-	16,704,045
Columbia Gardens (3)	SC	11,884,712	403,622	-	12,288,334
Village at River's Edge (3)	SC	9,358,796	653,977	-	10,012,773
Willow Run (3)	SC	11,719,629	397,661	-	12,117,290
Agape Helotes - Series A-1 (4)	TX	5,553,135	942,184	-	6,495,319
Agape Helotes - Series B (4), (6)	TX	7,775,069	-	(37,066)	7,738,003
Avistar at Copperfield - Series A (4)	TX	12,997,204	526,449	-	13,523,653
Avistar at the Crest - Series A (4)	TX	8,431,441	463,281	-	8,894,722
Avistar at the Crest - Series B	TX	701,611	27,380	-	728,991
Avistar at the Oaks - Series A (4), (6)	TX	6,832,018	-	(43,395)	6,788,623
Avistar at the Oaks - Series B (8), (6)	TX	514,561	-	(11,981)	502,580
Avistar at the Parkway - Series A (2)	TX	11,875,653	93,694	-	11,969,347
Avistar at the Parkway - Series B	TX	121,399	6,420	-	127,819
Avistar at Wilcrest - Series A (4), (6)	TX	4,925,677	-	(3,678)	4,921,999
Avistar at Wood Hollow - Series A (4)	TX	37,400,553	992,980	-	38,393,533
Avistar in 09 - Series A (4), (6)	TX	5,899,178	-	(26,766)	5,872,412
Avistar in 09 - Series B (6)	TX	424,466	-	(9,163)	415,303
Avistar on the Boulevard - Series A (4)	TX	14,363,877	687,423	-	15,051,300
Avistar on the Boulevard - Series B	TX	416,899	12,787	-	429,686
Avistar on the Hills - Series A (4)	TX	4,677,351	125,782	-	4,803,133
Bruton Apartments (3)	TX	16,822,395	-	-	16,822,395
Concord at Gulfgate - Series A (3)	TX	17,659,167	873,782	-	18,532,949
Concord at Little York - Series A (3)	TX	12,371,082	44,512	-	12,415,594
Concord at Williamcrest - Series A (3)	TX	19,164,131	912,222	-	20,076,353
Crossing at 1415 - Series A (3)	TX	6,864,198	223,852	-	7,088,050
Decatur Angle (3)	TX	21,100,669	-	-	21,100,669
Esperanza at Palo Alto (3)	TX	18,343,682	1,178,955	-	19,522,637
Heights at 515 - Series A (3)	TX	6,284,292	215,133	-	6,499,425
Heritage Square - Series A (2)	TX	9,842,019	71,731	-	9,913,750
Oaks at Georgetown - Series A (3), (6)	TX	11,496,398	-	(169,537)	11,326,861
15 West Apartments (3)	WA	9,166,233	947,666	-	10,113,899
Aventine Apartments (4)	WA	9,500,000	983,692	-	10,483,692
Mortgage revenue bonds		$860,990,640	$31,360,761	$(2,658,499)	$889,692,902

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
(6)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates from the date of acquisition and is not considered a credit loss. As of March 31, 2026, the MRB has been in an unrealized loss position for less than 12 months.
(7)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates from the date of acquisition and is not considered a credit loss. As of March 31, 2026, the MRB has been in an unrealized loss position for at least 12 months.
(8)
The Partnership has a remaining MRB funding commitment of approximately $750,000 as of March 31, 2026. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of March 31, 2026 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of March 31, 2026, the MRB has been in an unrealized loss position for more than 12 months.

	December 31, 2025
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (4)	AZ	$43,039,213	$825,255	$-	$43,864,468
40rty on Colony - Series P (4)	CA	5,960,299	508,166	-	6,468,465
CCBA Senior Garden Apartments (1)	CA	3,681,447	36,906	-	3,718,353
Courtyard - Series A (3)	CA	9,557,426	582,658	-	10,140,084
Glenview Apartments - Series A (2)	CA	4,180,438	172,492	-	4,352,930
Harmony Court Bakersfield - Series A (3)	CA	3,484,770	196,775	-	3,681,545
Harmony Terrace - Series A (3)	CA	6,452,743	382,696	-	6,835,439
Harden Ranch - Series A (1)	CA	6,150,834	174,042	-	6,324,876
Las Palmas II - Series A (3)	CA	1,580,405	88,460	-	1,668,865
Montclair Apartments - Series A (2)	CA	2,264,777	87,128	-	2,351,905
Montecito at Williams Ranch Apartments - Series A (1)	CA	7,301,933	502,273	-	7,804,206
Montevista - Series A (1)	CA	6,502,767	701,929	-	7,204,696
Ocotillo Springs - Series A (1), (6)	CA	3,420,248	-	(122,272)	3,297,976
Ocotillo Springs - Series A-1 (1)	CA	493,399	75,177	-	568,576
Residency at Empire - Series BB-1 (4)	CA	14,093,724	649,973	-	14,743,697
Residency at Empire - Series BB-2 (4)	CA	4,000,000	212,485	-	4,212,485
Residency at Empire - Series BB-3 (4)	CA	14,000,000	565,690	-	14,565,690
Residency at Empire - Series BB-4 (4)	CA	47,000,000	356,007	-	47,356,007
Residency at the Entrepreneur - Series J-1 (4), (6)	CA	9,073,723	-	(65,074)	9,008,649
Residency at the Entrepreneur - Series J-2 (4)	CA	7,500,000	7,207	-	7,507,207
Residency at the Entrepreneur - Series J-3 (4)	CA	26,080,000	411,110	-	26,491,110
Residency at the Entrepreneur - Series J-4 (4)	CA	16,420,000	-	-	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	CA	5,000,000	-	-	5,000,000
Residency at the Mayer - Series A (4)	CA	16,753,398	2,357,236	-	19,110,634
Residency at the Mayer - Series KK (4)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,258,711	182,399	-	3,441,110
Santa Fe Apartments - Series A (2)	CA	2,743,692	105,552	-	2,849,244
Seasons at Simi Valley - Series A (3)	CA	3,965,162	286,086	-	4,251,248
Seasons Lakewood - Series A (3)	CA	6,873,574	407,654	-	7,281,228
Seasons San Juan Capistrano - Series A (3)	CA	11,572,853	686,356	-	12,259,209
Solano Vista - Series A (1)	CA	2,569,997	254,394	-	2,824,391
Summerhill - Series A (3)	CA	6,000,718	245,404	-	6,246,122
Sycamore Walk - Series A (3)	CA	3,276,834	186,786	-	3,463,620
The Village at Madera - Series A (3)	CA	2,882,176	162,749	-	3,044,925
Tyler Park Townhomes - Series A (1)	CA	5,352,891	-	-	5,352,891
Village at Hanford Square - Series H (4)	CA	10,400,000	729,339	-	11,129,339
Vineyard Gardens - Series A (1)	CA	3,802,965	338,419	-	4,141,384
Wellspring Apartments (1)	CA	3,759,908	291,715	-	4,051,623
Westside Village Market - Series A (1)	CA	3,498,104	153,938	-	3,652,042
Handsel Morgan Village Apartments (4)	GA	2,150,000	374,482	-	2,524,482
MaryAlice Circle Apartments (4)	GA	5,900,000	654,257	-	6,554,257
Renaissance - Series A (2)	LA	10,087,972	360,474	-	10,448,446
Live 929 Apartments - Series 2022A (4)	MD	58,452,715	5,193,310	-	63,646,025
Woodington Gardens Apartments - Series A-1 (4)	MD	31,150,000	2,971,637	-	34,121,637
Meadow Valley (4), (7)	MI	43,329,595	-	(493,593)	42,836,002
Jackson Manor Apartments (1)	MS	4,735,841	6,789	-	4,742,630
Village Point (5), (8)	NJ	22,937,000	-	(885,455)	22,051,545
Silver Moon - Series A (2)	NM	7,312,227	1,073,556	-	8,385,783
Village at Avalon (1)	NM	15,514,941	1,521,472	-	17,036,413
Columbia Gardens (3)	SC	11,939,032	460,705	-	12,399,737
The Ivy Apartments (a/k/a Century Plaza Apartments) (4), (8)	SC	30,548,389	-	(769,606)	29,778,783
The Park at Sondrio - Series 2022A (4)	SC	33,621,006	-	-	33,621,006
The Park at Vietti - Series 2022A (4)	SC	23,927,167	-	-	23,927,167
Village at River's Edge (3)	SC	9,383,233	818,618	-	10,201,851
Willow Run (3)	SC	11,772,937	453,899	-	12,226,836
Windsor Shores Apartments - Series A (4)	SC	20,641,927	-	-	20,641,927
Agape Helotes - Series A-1 (4)	TX	5,551,146	1,094,713	-	6,645,859
Agape Helotes - Series B (4)	TX	7,623,744	647,350	-	8,271,094
Avistar at Copperfield - Series A (4)	TX	13,042,027	596,361	-	13,638,388
Avistar at the Crest - Series A (4)	TX	8,470,504	517,602	-	8,988,106
Avistar at the Crest - Series B	TX	703,640	27,212	-	730,852
Avistar at the Oaks - Series A (4)	TX	6,862,655	8,054	-	6,870,709
Avistar at the Oaks - Series B (8)	TX	515,988	-	(8,786)	507,202
Avistar at the Parkway - Series A (2)	TX	11,922,214	330,959	-	12,253,173
Avistar at the Parkway - Series B	TX	121,562	10,103	-	131,665
Avistar at Wilcrest - Series A (4)	TX	4,942,664	6,128	-	4,948,792
Avistar at Wood Hollow - Series A (4)	TX	37,529,536	1,488,820	-	39,018,356
Avistar in 09 - Series A (4)	TX	5,925,632	298,778	-	6,224,410
Avistar in 09 - Series B	TX	425,643	2,774	-	428,417
Avistar on the Boulevard - Series A (4)	TX	14,430,424	827,399	-	15,257,823
Avistar on the Boulevard - Series B	TX	418,105	17,648	-	435,753
Avistar on the Hills - Series A (4)	TX	4,698,326	236,896	-	4,935,222
Bruton Apartments (3)	TX	16,869,420	-	-	16,869,420
Concord at Gulfgate - Series A (3)	TX	17,721,824	1,061,872	-	18,783,696
Concord at Little York - Series A (3)	TX	12,414,976	281,448	-	12,696,424
Concord at Williamcrest - Series A (3)	TX	19,232,128	1,190,877	-	20,423,005
Crossing at 1415 - Series A (3)	TX	6,889,954	59,727	-	6,949,681
Decatur Angle (3)	TX	21,164,887	-	-	21,164,887
Esperanza at Palo Alto (3)	TX	18,391,634	1,199,900	-	19,591,534
Heights at 515 - Series A (3)	TX	6,307,872	129,093	-	6,436,965

	December 31, 2025
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
Heritage Square - Series A (2)	TX	9,882,614	78,097	-	9,960,711
Oaks at Georgetown - Series A (3), (8)	TX	11,530,770	-	(73,157)	11,457,613
15 West Apartments (3)	WA	9,190,524	1,121,776	-	10,312,300
Aventine Apartments (4)	WA	9,500,000	1,141,563	-	10,641,563
Mortgage revenue bonds		$971,133,524	$39,188,805	$(2,417,943)	$1,007,904,386

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

The Partnership has accrued interest receivable related to its MRBs of approximately $5.1 million and $5.5 million as of March 31, 2026 and December 31, 2025, respectively, that is reported within "Interest receivable, net" in the Partnership's condensed consolidated balance sheets.

An entity that is an affiliate of the borrowers for the Residency at Empire, Residency at the Entrepreneur, and Residency at the Mayer MRBs and taxable MRBs (Note 9) has provided full payment guaranties during the construction phase prior to stabilization. The MRBs and taxable MRBs had total outstanding principal of $171.2 million and $16.1 million, respectively, as of March 31, 2026. The same affiliate also provides guaranties for the Residency at Sky Village Hollywood GIL and taxable GIL.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of March 31, 2026. See Note 16 for information regarding the Partnership’s MRB funding commitments.

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

Activity in the First Three Months of 2026

Redemptions:

During the three months ended March 31, 2026, four MRBs were redeemed via deed in lieu of foreclosure. See Note 8 for further information regarding the deed in lieu of foreclosure transactions. The following table provides details of the MRBs that were redeemed:

Property Name	Month Redeemed	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
The Park at Sondrio - Series 2022A	January 2026	Greenville, SC	271	1/1/2030	6.50%	$38,100,000
The Park at Vietti - Series 2022A	January 2026	Spartanburg, SC	204	1/1/2030	6.50%	26,985,000
Windsor Shores Apartments	February 2026	Columbia, SC	176	2/1/2030	6.50%	21,545,000
The Ivy Apartments (a/k/a Century Plaza Apartments)	February 2026	Greenville, SC	212	2/1/2030	6.50%	30,500,000
						$117,130,000

Amendments:

During the three months ended March 31,2026, the Partnership recognized fees totaling approximately $285,000 in other income in connection with extensions of the conversion and maturity dates of the Residency at the Entrepreneur MRBs and taxable MRB.

Activity in the First Three Months of 2025

Amendments:

In March 2025, the Residency at the Mayer – Series A and Residency at the Mayer – Series M MRBs were amended to remove the Partnership's post-stabilization funding commitment to the property. In August 2025, the Partnership re-committed to providing post-stabilization funding for the Residency at the Mayer - Series A MRB at a fixed interest rate.

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

All GILs were held in trust in connection with TOB trust financings as of March 31, 2026 and December 31, 2025 (Note 13), with the exception of the Residency at Sky Village GIL. Typically at the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met. There is no forward commitment from Freddie Mac for the Residency at Sky Village GIL as of March 31, 2026, though one is expected to close in 2026.

The Partnership had the following GIL investments as of March 31, 2026 and December 31, 2025:

							As of March 31, 2026
Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Current Interest Rate	Amortized Cost
Poppy Grove I (1), (2)	September 2022	Elk Grove, CA	147	4/15/2026	6.78%		6.78%	40,888,328
Poppy Grove II (1), (2)	September 2022	Elk Grove, CA	82	4/15/2026	6.78%		6.78%	24,050,000
Poppy Grove III (1), (2)	September 2022	Elk Grove, CA	158	5/15/2026	6.78%		6.78%	44,819,507
Residency at Sky Village Hollywood (3)	December 2025	Hollywood, CA	523	12/31/2030	SOFR + 3.20%	(4)	6.95%	29,000,000
			910					$138,757,835

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
(3)
The Residency at Sky Village Hollywood GIL is considered to be available-for-sale sale and reported at fair value, which approximated amortized cost as of March 31, 2026. The Partnership expects to sell the GIL into the Construction Lending JV in the future.
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

The Partnership has accrued interest receivable related to its GILs of approximately $814,000 and approximately $698,000 as of March 31, 2026 and December 31, 2025, respectively, that is reported within "Interest receivable, net" in the Partnership’s condensed consolidated balance sheets.

An entity that is an affiliate of the borrowers for the Poppy Grove GILs, Poppy Grove taxable GILs (Note 9), and Gateway and Yarbrough Predevelopment Project taxable MRB (Note 9) has provided payment guaranties with total outstanding principal of approximately $109.8 million, $43.9 million, and $800,000, respectively, as of March 31, 2026.

The Partnership has remaining commitments to provide funding of certain GILs on a draw-down basis during construction and/or rehabilitation of the secured properties as of March 31, 2026. See Note 16 for information regarding the Partnership's remaining GIL funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Three Months of 2026

In March 2026, the Partnership recognized fees totaling approximately $386,000 in other income in connection with the extension of the maturity dates of the Poppy Grove I and Poppy Grove II GILs and taxable GILs to mid-April 2026. There were no additional material changes to terms associated with the Poppy Grove I and Poppy Grove II GILs and taxable GILs.

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

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific allowances for credit losses, as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance		Maturity Date	Interest Rate
Mezzanine Financing (1)
SoLa Impact Opportunity Zone Fund	$38,824,000	$-	$38,824,000		6/30/2026	9.00%
The Centurion Foundation	7,250,000	-	7,250,000		6/15/2039	10.50%
Subtotal	46,074,000	-	46,074,000

Other
The 50/50 (a former MF Property) (2)	$4,315,093	$-	$4,315,093		3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-		7/31/2049	8.00%
Sandoval Flats (3)	1,000,000	-	1,000,000		12/1/2027	7.48%
Opportunity South Carolina	1,808,115	(1,808,115)	-		2/1/2030	10.00%
Subtotal	7,618,208	(2,303,115)	5,315,093

Total	$53,692,208	$(2,303,115)	$51,389,093	(4)

(1)
The property loans are held in trust in connection with a TOB trust financing (Note 13).
(2)
The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property.
(3)
The Sandoval Flats property loan was considered to be held-for-sale and reported at fair value, which approximated amortized cost as of March 31, 2026. The Partnership expects to sell the property loan to the Construction Lending JV in the future.
(4)
The Partnership has also recorded a CECL allowance for credit losses utilizing a pooled approach per ASC 326 associated with its property loans of approximately $1.2 million.

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
(3)
The Sandoval Flats property loan was considered to be held-for-sale and reported at fair value, which approximated amortized cost as of December 31, 2025. The Partnership expects to sell the property loan to the Construction Lending JV in the future.
(4)
The Partnership has also recorded a CECL allowance for credit losses utilizing a pooled approach per ASC 326 associated with its property loans of approximately $1.3 million.

The Partnership has accrued interest receivable related to its property loans of approximately $371,000 as of March 31, 2026 and December 31, 2025, respectively, that is reported within "Interest receivable, net" in the Partnership’s condensed consolidated balance sheets.

Two entities that are affiliates of the Sandoval Flats property loan have provided limited-to-full payment guaranties as of March 31, 2026. The same affiliates also provide guaranties for The Safford MRB.

The Partnership has remaining commitments to provide additional funding of certain property loans during construction of the secured properties as of March 31, 2026. See Note 16 for further information regarding the Partnership’s remaining property loan funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Three Months of 2026

During the three months ended March 31, 2026, the Partnership advanced funds of approximately $93,000 to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina was the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs prior to the deed in lieu of foreclosure transactions in the first quarter of 2026 (See Note 8). The property loan is in non-accrual status as of March 31, 2026 because interest payments under the loan are not required until maturity

In March 2026, the Partnership recognized a fee of approximately $101,000 in other income in connection with an extension of the maturity date of the SoLa Impact Opportunity Zone Fund property loan to June 2026.

Activity in the First Three Months of 2025

The following property loan principal payments were received during the three months ended March 31, 2025:

Property Name	Month Redeemed	Principal Proceeds
Sandy Creek Apartments	January 2025	$7,241,754
SoLa Impact Opportunity Zone Fund	March 2025	556,000
		$7,797,754

7. Investments in Unconsolidated Entities

The Partnership has non-controlling investments in unconsolidated entities. The Partnership applies the equity method of accounting by initially recording these investments at cost, subsequently adjusted for accrued preferred returns, the Partnership’s share of earnings (losses) of the unconsolidated entities, cash contributions, and distributions. The carrying value of the equity investments and the limited guaranties of construction loans disclosed in Note 16, represent the Partnership’s maximum exposure to loss. The Partnership is entitled to a preferred return on invested capital in each unconsolidated entity. The Partnership’s preferred return is reported as “Investment income” on the Partnership’s condensed consolidated statements of operations.

An affiliate of the Vantage Properties guarantees a preferred return on the Partnership’s invested capital through a date approximately five years after commencement of construction in connection with each Vantage Property.

The following table provides the details of the investments in unconsolidated entities as of March 31, 2026 and December 31, 2025:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of March 31, 2026	Carrying Value as of December 31, 2025
Market Rate Multifamily Investments
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	$15,994,420	$14,988,329
Vantage at Loveland	Loveland, CO	288		April 2021	October 2024	21,098,735	21,098,735
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	14,777,042	14,346,224
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	July 2024	24,198,940	16,076,440
Freestone Greeley	Greeley, CO	296		N/A	N/A	5,925,774	5,909,710
Freestone Cresta Bella	San Antonio, TX	296		February 2023	November 2024	13,955,932	13,701,640
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	December 2025	15,469,275	16,125,448
Freestone Greenville	Greenville, TX	300		April 2024	September 2025	16,391,973	17,175,697
Freestone Ladera	Ladera, TX	288		August 2024	December 2025	16,189,076	17,085,732
Subtotal						144,001,167	136,507,955

Market Rate Seniors Housing Investments
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	April 2025	2,209,232	2,531,540
Valage Senior Living Mt. Rose	Reno, NV	122		April 2026	N/A	7,706,134	6,913,343
Subtotal						9,915,366	9,444,883

Other Investments
Construction Lending JV (2)	N/A	N/A		N/A	N/A	430,258	347,006

						$154,346,791	$146,299,844
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(2)
The Construction Lending JV invests in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments

In October 2024, the Partnership entered into the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments. The Partnership has committed to contribute 10% of the total capital for the Construction Lending JV with the remainder funded by third-party investors with each party contributing their respective proportionate capital contributions upon funding of future investments. The Partnership’s maximum capital contribution to the Construction Lending JV is approximately $15.1 million as of March 31, 2026. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership earns proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership accounts for its investment in the Construction Lending JV using the equity method. The Partnership made its first capital contribution to the Construction Lending JV in April 2025.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of March 31, 2026. See Note 16 for further details regarding the Partnership’s remaining funding commitments.

Activity in the First Three Months of 2026

During the first three months of 2026, the Partnership contributed funds beyond its original equity commitments to three Vantage Properties, Freestone at Cresta Bella, and The Jessam at Hays Farm totaling approximately $11.9 million to cover additional interest costs, real estate taxes, and a required mortgage loan payment.

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

During the first three months of 2025, the Partnership contributed funds beyond its original commitments to three unconsolidated entities totaling $1.2 million to cover additional interest costs.

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Property revenues	$8,295,062	$5,345,004
Interest income	$245,713	$-
Gain on sale	$-	$7,680,673
Net income (loss)	$(5,964,738)	$5,161,862

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets, net of depreciation, as of March 31, 2026 and December 31, 2025:

Real Estate Assets as of March 31, 2026
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
The Park at Sondrio	Greenville, SC	271	$6,706,487	$25,666,470	$32,372,957
The Park at Vietti	Spartanburg, SC	204	3,298,540	19,824,631	23,123,171
Windsor Shores Apartments	Columbia, SC	176	2,360,633	19,864,235	22,224,868
Century Plaza Apartments	Greenville, SC	212	5,826,486	25,566,628	31,393,114
Vantage at San Marcos	San Marcos, TX	(1)	2,513,092	-	2,513,092
Land held for development	Richland County, SC		1,109,482	-	1,109,482
					$112,736,684
Less accumulated depreciation					(1,162,583)
Real estate assets, net					$111,574,101
(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 3 for further information.

Real Estate Assets as of December 31, 2025
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos	San Marcos, TX	(1)	$2,513,092	$-	$2,513,092
Land held for development	Richland County, SC		1,109,482	-	1,109,482
					$3,622,574

(1) The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 3 for further information.

During the first quarter of 2026, the Partnership acquired four multifamily properties previously owned by the non-profit borrowers of The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, The Ivy Apartments MRB (a/k/a Century Plaza Apartments), and Windsor Shores Apartments MRB and taxable MRB via deed in lieu of foreclosure. All four MF Properties are located in South Carolina. Prior to the acquisition of each property, the Partnership's total aggregate outstanding principal balance and the estimated aggregate fair value of the MRBs and taxable MRBs was approximately $119.9 million and $110.3 million, respectively. The difference between the aggregate outstanding principal and the estimated fair value of both the MRBs and taxable MRBs was due to approximately $8.7 million of allowance for credit loss (Note 10) and approximately $987,000 of unrealized losses. The Partnership recorded the SC MF Properties at fair value upon acquisition and recognized a recovery of provision for credit loss and gain upon the deed in lieu of foreclosure transactions of approximately $2.1 million and $2.2 million, respectively. The SC MF Properties are currently being managed by an unaffiliated third-party property management firm to maximize operating cash flows and property values. The Partnership may look to sell the MF Properties once operations are maximized.

In February 2025, Vantage at San Marcos received proceeds of approximately $1.4 million, net of selling costs, upon sale of a parcel of land. Proceeds from the sale were used to pay down outstanding principal on the associated mortgage payable (Note 14).

9. Other Assets

The following table summarizes the Partnership’s other assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Deferred financing costs, net	$456,511	$659,420
Derivative instruments at fair value (Note 15)	2,050,163	1,338,175
Taxable mortgage revenue bonds, at fair value	48,756,731	43,162,714
Taxable governmental issuer loans:
Taxable governmental issuer loans	44,879,465	44,879,465
Allowance for credit losses (Note 10)	(225,000)	(244,000)
Taxable governmental issuer loans, net	44,654,465	44,635,465
Bond purchase commitment, at fair value (Note 16)	2,955,173	3,323,510
In-place lease assets, net	3,415,384	-
Other assets	1,311,875	1,507,512
Total other assets	$103,600,302	$94,626,796

The Partnership has remaining commitments to provide additional funding of taxable MRBs and taxable GIL's during construction and/or rehabilitation of the secured properties as of March 31, 2026. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

As of the dates of acquisition of the SC MF properties (Note 8), the Partnership also recorded in-place lease intangible assets at fair value that are being amortized on a straight-line basis over six months from the date of acquisition of the respective properties. Accumulated amortization and amortization expense as of and for the three months ended March 31, 2026 was approximately $1.6 million.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its taxable GILs and taxable MRBs.

See Note 20 for a description of the methodology and significant assumptions for determining the fair value of derivative instruments, taxable MRBs, taxable GILs, and bond purchase commitments. Unrealized gains or losses on derivative instruments are reported within “Net result from derivative transactions” in the Partnership’s condensed consolidated statements of operations. Unrealized gains and losses on taxable MRBs and bond purchase commitments are recorded in the Partnership’s condensed consolidated statements of comprehensive income to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the assets.

As of March 31, 2026, six taxable MRBs and three taxable GILs with reported carrying values totaling approximately $81.5 million were held in trust in connection with TOB trust financings (Note 13).

Activity in the First Three Months of 2026

During the three months ended March 31, 2026, three taxable MRBs were redeemed via deed in lieu of foreclosure. See Note 8 for further information regarding the deed in lieu of foreclosure transactions. The following table provides details of the MRBs that were redeemed:

Property Name	Redemption Date	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Park at Sondrio - Series 2022B	January 2026	Greenville, SC	271	1/1/2030	6.50%	$1,100,000
Park at Vietti - Series 2022B	January 2026	Spartanburg, SC	204	1/1/2030	6.50%	880,000
Windsor Shores Apartments - Series B	February 2026	Columbia, SC	176	2/1/2030	6.50%	805,000
Total						$2,785,000

During the three months ended March 31, 2026, the Partnership provided additional funding of approximately $4.0 million to the Residency at the Entrepreneur - Series J-T taxable MRB and extended the maturity date to July 2026. There were no additional changes to terms associated with the increased commitment. The following table summarizes terms of the amended taxable MRB:

Property Name	Month Funded	Property Location	Maturity Date	Interest Rate	Additional Principal Funding	Total Commitment
Residency at the Entrepreneur - Series J-T	January 2026	Hollywood, CA	7/1/2026	SOFR + 3.65%	$4,000,000	$12,000,000

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

Property Name	Month Repaid	Location	Units	Original Maturity Date	Interest Rate	Principal Repaid
Poppy Grove I	February 2025	Elk Grove, CA	147	4/1/2025	6.78%	$5,200,000
Poppy Grove II	February 2025	Elk Grove, CA	82	4/1/2025	6.78%	1,800,000
Poppy Grove III	February 2025	Elk Grove, CA	158	4/1/2025	6.78%	5,700,000
Total						$12,700,000

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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three months ended March 31, 2026:

	For the Three Months Ended March 31, 2026
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$609,000	$244,000	$3,477,134	$-	$4,330,134
Current provision for credit losses (1)	(45,000)	(19,000)	72,981	-	8,981
Balance, end of period	$564,000	$225,000	$3,550,115	$-	$4,339,115
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan.

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

The Partnership recorded a provision for credit losses of approximately $9,000 and a recovery of provision for credit losses of approximately $172,000 for the three months ended March 31, 2026 and 2025, respectively. The net provision for credit losses for the three months ended March 31, 2026 includes an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan partially offset by a recovery due to a decrease in the weighted average life of the remaining investment portfolio. The decrease in the provision for credit losses for the three months ended March 31, 2025 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Risk Ratings

The Partnership evaluates held-to-maturity GILs and taxable GILs and held-for-investment property loans on a quarterly basis and assigns a risk rating based upon management’s assessment of the borrower’s ability to pay debt service and the likelihood of repayment through the GIL’s conversion to Freddie Mac financing and the property loan’s payment from future equity contribution commitments. The assessment is subjective and based on multiple factors, including but not limited to, construction status of the property, financial strength of borrowers and guarantors, adequacy of capitalized interest reserves, lease up and occupancy of the property, the status of other conversion conditions, and operating results of the underlying property. The credit risk analysis and rating assignment is performed quarterly in conjunction with the Partnership’s assessment of its allowance for credit losses. The Partnership uses the following definitions for its risk ratings:

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

The following tables summarize the Partnership’s carrying value by acquisition year, grouped by risk rating as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
Governmental Issuer Loans
Performing	$-	$-	$-	$-	$109,757,835	$-	$109,757,835
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	-	109,757,835	-	109,757,835

Taxable Governmental Issuer Loans
Performing	$-	$-	$-	$-	$43,879,465	$-	$43,879,465
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	-	43,879,465	-	43,879,465

Property Loans
Performing	$-	$-	$7,250,000	$-	$43,139,093	$-	$50,389,093
Watch	-	-	-	-	-	-	-
Nonperforming	-	1,808,115	-	-	-	495,000	2,303,115
Subtotal	-	1,808,115	7,250,000	-	43,139,093	495,000	52,692,208

Total	$-	$1,808,115	$7,250,000	$-	$196,776,393	$495,000	$206,329,508

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Governmental Issuer Loans
Performing	$-	$-	$-	$109,757,835	$-	$-	$109,757,835
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	109,757,835	-	-	109,757,835

Taxable Governmental Issuer Loans
Performing	$-	$-	$-	$43,879,465	$-	$-	$43,879,465
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	43,879,465	-	-	43,879,465

Property Loans
Performing	$-	$7,250,000	$-	$43,139,094	-	$-	$50,389,094
Watch	-	-	-	-	-	-	-
Nonperforming	1,715,133	-	-	-	$-	495,000	2,210,133
Subtotal	1,715,133	7,250,000	-	43,139,094	-	495,000	52,599,227

Total	$1,715,133	$7,250,000	$-	$196,776,394	$-	$495,000	$206,236,527

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs, taxable GILs, and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of March 31, 2026, except as noted below. The Partnership currently has three property loans on nonaccrual status.

During the three months ended March 31, 2026 and 2025, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of March 31, 2026 and December 31, 2025, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of March 31, 2026 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had a reported carrying value of approximately $4.3 million as of March 31, 2026 and December 31, 2025.

The Partnership has advanced funds of approximately $1.8 million to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina was the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs prior to the deed in lieu of foreclosure transactions in the first quarter of 2026 (See Note 8). The property loan is in non-accrual status as of March 31, 2026 because interest payments under the loan are not required until maturity. The loan is considered to be nonperforming and was fully reserved with an asset-specific allowance as of March 31, 2026.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through an allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$12,875,922	$4,128,849
Current provision for credit loss (1)	(2,086,858)	-
Write-offs (1)	(6,620,142)	-
Recovery of prior credit loss (2)	(11,120)	(16,967)
Balance, end of period (3)	$4,157,802	$4,111,882

(1)
During the three months ended March 31, 2026, the Partnership recovered approximately $2.1 million of its previously recognized allowance for credit loss related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB and taxable MRB, with the remaining allowance associated with the MRBs being written off upon closing of the deed in lieu of foreclosure transactions (Note 8).
(2)
The Partnership compared the present value of cash flows expected to be collected to the amortized cost basis of the Live 929 Apartments Series 2022A MRB, which indicated a recovery of value. As the recovery was identified prior to the effective date of the CECL standard, the Partnership will accrete the recovery of prior credit loss into investment income over the term of the MRB.
(3)
The allowance for credit losses as of March 31, 2026 and 2025 was related to the Live 929 Apartments – 2022A MRB.

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accounts payable	$1,860,626	$1,371,459
Accrued expenses	4,352,890	5,183,094
Accrued interest expense	5,929,640	6,404,551
Contingent liability upon deed in lieu of foreclosure transactions (1)	2,064,231	-
Derivative instruments at fair value (Note 15)	1,049,859	1,843,464
Deposit liability (2)	662,029	4,299,053
Other liabilities	2,266,075	2,032,534
Total accounts payable, accrued expenses and other liabilities	$18,185,350	$21,134,155
(1)
The Partnership has entered into reimbursement agreements with GAHI, an affiliate, in connection with The Park at Sondrio, The Park at Vietti, the Windsor Shores Apartments, and Century Plaza Apartments MF Properties that require the Partnership to distribute certain excess proceeds from future sales of the properties to GAHI. These are nonrecourse liabilities of the Partnership and no payments are required unless excess proceeds are generated upon future property sales. The Partnership has recorded a liability of approximately $1.7 million for these reimbursement agreements. See Note 16 for further details.

The Partnership has entered into a reimbursement agreement with the prior owner of the Century Plaza Apartments MF Property that requires the Partnership to distribute certain excess proceeds from a future sale of the property to the prior owner. This is a nonrecourse liability of the Partnership and no payments are required unless excess proceeds are generated upon a future property sale. The Partnership has recorded a liability of approximately $393,000 for this reimbursement agreement. See Note 16 for further details.

(2)
The deposit liability relates to restricted cash held by the Partnership on behalf of one of its borrowers. The deposit liability and the related restricted cash balance are equal.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

12. Secured Lines of Credit

The following tables summarize the Partnership’s LOCs as of March 31, 2026 and December 31, 2025:

Secured Lines of Credit	Outstanding as of March 31, 2026	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
General LOC	$50,000,000	$50,000,000	June 2027 (1)	Variable (2)	Monthly	7.17%
Acquisition LOC	39,950,000	80,000,000	June 2027 (3)	Variable (4)	Monthly	6.17%
	$89,950,000	$130,000,000

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

General LOC

The Partnership has entered into a Secured Credit Agreement with a commitment of up to $50.0 million for the General LOC. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, seniors housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of March 31, 2026, the borrowing base exceeded $50.0 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of March 31, 2026. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of March 31, 2026.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing the administrative agent with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of March 31, 2026. Of the amount outstanding as of March 31, 2026, $650,000 is due in May 2026, $30.0 million is due in September 2026, $7.1 million is due in November 2026, and $2.2 million is due in December 2026, before consideration of extension payment options.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of March 31, 2026 and December 31, 2025:

		Outstanding Debt Financings as of March 31, 2026, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M33 TEBS		$27,192,529	$2,606	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		195,686,935	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		222,879,464							4.25%

2024 PFA Securitization Transaction		$53,185,252	$287,377	2039	Fixed	Yes	N/A	N/A	4.90%

TEBS Residual Financing		$46,033,221	$38,922	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$27,169,899	(3)	2026	Variable	No	3.91%	1.78%	5.69%
Residency at the Mayer - Series KK		9,490,000	(3)	2026	Variable	Yes	2.70%	1.19%	3.89%
The Safford		34,354,869	(3)	2026	Variable	Yes	2.70%	1.44%	4.14%
Aventine Apartments		7,580,778	(3)	2027	Variable	Yes	2.70%	1.44%	4.14%
Avistar at Copperfield - Series A		11,048,434	(3)	2027	Variable	Yes	2.70%	1.68%	4.38%
Avistar at the Crest - Series A		7,118,490	(3)	2027	Variable	Yes	2.70%	1.44%	4.14%
Avistar at the Oaks - Series A		5,766,726	(3)	2027	Variable	Yes	2.70%	1.44%	4.14%
Avistar at Wilcrest - Series A		4,181,433	(3)	2027	Variable	Yes	2.70%	1.68%	4.38%
Avistar at Wood Hollow - Series A		31,674,920	(3)	2027	Variable	Yes	2.70%	1.44%	4.14%
Avistar in 09 - Series A		4,979,349	(3)	2027	Variable	Yes	2.70%	1.44%	4.14%
Avistar on the Blvd - Series A		11,851,433	(3)	2027	Variable	Yes	2.70%	1.44%	4.14%
Avistar on the Hills - Series A		3,939,094	(3)	2027	Variable	Yes	2.70%	1.44%	4.14%
The Centurion Foundation		5,063,279	(3)	2027	Variable	No	3.91%	1.79%	5.70%
Live 929		53,092,000	(3)	2027	Variable	Yes	2.70%	1.18%	3.88%
Woodington Gardens - Series A-1		24,885,178	(3)	2027	Variable	Yes	2.65%	1.44%	4.09%
40rty on Colony		4,458,228	(3)	2028	Variable	Yes	2.70%	1.44%	4.14%
Agape Helotes - Series A-1		4,413,552	(3)	2028	Variable	Yes	2.70%	1.44%	4.14%
Agape Helotes - Series B		4,552,903	(3)	2028	Variable	Yes	2.69%	2.04%	4.73%
MaryAlice Circle Apartments		4,710,746	(3)	2028	Variable	Yes	2.70%	1.44%	4.14%
Meadow Valley		32,383,807	(3)	2028	Variable	Yes	2.70%	1.44%	4.14%
Residency at the Entrepreneur MRBs		34,060,000	(3)	2028	Variable	Yes	2.70%	1.45%	4.15%
Residency at Empire MRBs		63,140,012	(3)	2028	Variable	Yes	2.70%	1.42%	4.12%
Residency at the Mayer - Series A		13,768,187	(3)	2028	Variable	Yes	2.70%	1.19%	3.89%
Village at Hanford Square		7,790,203	(3)	2028	Variable	Yes	2.70%	1.44%	4.14%
Trust 2024-XF3219	(4)	48,909,440	(3)	2029	Variable	No	3.91%	1.79%	5.70%
Barclays Capital Inc.:
Trust 2021-XF2953	(5)	35,094,166	-	2027	Variable	No	3.77%	1.27%	5.04%
Poppy Grove I GIL		32,699,388	-	2027	Variable	Yes	3.05%	1.25%	4.30%
Poppy Grove II GIL		19,234,013	-	2027	Variable	Yes	3.05%	1.25%	4.30%
Poppy Grove III GIL		35,847,388	-	2027	Variable	Yes	3.05%	1.25%	4.30%
Village Point		18,348,523	-	2027	Variable	Yes	3.05%	1.61%	4.66%
Subtotal/Weighed Average Period End Rate		601,606,438							4.41%

Total		$923,704,375
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
(3)
The Partnership has restricted cash totaling approximately $10.5 million related to its ISDA master agreement with Mizuho based on Mizuho’s valuations of the underlying assets and the Partnership’s derivative financial instruments.
(4)
The TOB trust is securitized by three MRBs and six taxable MRBs.
(5)
The TOB trust is securitized by the Poppy Grove I taxable GIL, Poppy Grove II taxable GIL and Poppy Grove III taxable GILs.

		Outstanding Debt Financings as of December 31, 2025, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M33 TEBS		$27,390,271	$65,483	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		196,282,898	5,000	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		223,673,169							4.25%

2024 PFA Securitization Transaction		$53,349,105	$382,761	2039	Fixed	Yes	N/A	N/A	4.90%

TEBS Residual Financing		$46,103,206	$31,485	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$27,169,597	(3)	2026	Variable	No	3.91%	1.78%	5.69%
Residency at the Mayer - Series KK		9,490,000	(3)	2026	Variable	Yes	3.60%	1.19%	4.79%
The Safford		34,342,303	(3)	2026	Variable	Yes	3.60%	1.44%	5.04%
Aventine Apartments		7,576,659	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar at Copperfield - Series A		11,087,313	(3)	2027	Variable	Yes	3.60%	1.68%	5.28%
Avistar at the Crest - Series A		7,143,571	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar at the Oaks - Series A		5,786,847	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar at Wilcrest - Series A		4,196,312	(3)	2027	Variable	Yes	3.60%	1.68%	5.28%
Avistar at Wood Hollow - Series A		31,794,740	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar in 09 - Series A		4,995,073	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar on the Blvd - Series A		11,894,672	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
Avistar on the Hills - Series A		3,951,609	(3)	2027	Variable	Yes	3.60%	1.44%	5.04%
The Centurion Foundation		5,060,934	(3)	2027	Variable	No	3.91%	1.79%	5.70%
Live 929		53,092,000	(3)	2027	Variable	Yes	3.60%	1.18%	4.78%
Trust 2024-XF3219	(4)	45,596,471	(3)	2027	Variable	No	3.91%	1.79%	5.70%
Woodington Gardens - Series A-1		24,876,472	(3)	2027	Variable	Yes	3.55%	1.44%	4.99%
40rty on Colony		4,457,446	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
Agape Helotes - Series A-1		4,411,077	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
Agape Helotes - Series B		4,357,469	(3)	2028	Variable	Yes	3.60%	2.04%	5.64%
The Ivy Apartments (a/k/a Century Plaza Apartments)		24,376,976	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
MaryAlice Circle Apartments		4,709,678	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
Meadow Valley		32,380,093	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
The Park at Sondrio - Series 2022A		30,454,705	(3)	2028	Variable	Yes	3.60%	1.43%	5.03%
The Park at Vietti - Series 2022A		21,568,120	(3)	2028	Variable	Yes	3.60%	1.43%	5.03%
Residency at the Entrepreneur MRBs		34,060,000	(3)	2028	Variable	Yes	3.60%	1.45%	5.05%
Residency at Empire MRBs		63,132,514	(3)	2028	Variable	Yes	3.60%	1.42%	5.02%
Residency at the Mayer - Series A		13,767,457	(3)	2028	Variable	Yes	3.60%	1.19%	4.79%
Village at Hanford Square		7,789,072	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
Windsor Shores Apartments		17,219,444	(3)	2028	Variable	Yes	3.60%	1.44%	5.04%
Barclays Capital Inc.:
Trust 2021-XF2953	(5)	35,093,888	-	2026	Variable	No	3.90%	1.27%	5.17%
Poppy Grove I GIL		32,696,851	-	2026	Variable	Yes	2.70%	1.25%	3.95%
Poppy Grove II GIL		19,232,683	-	2026	Variable	Yes	2.70%	1.25%	3.95%
Poppy Grove III GIL		35,844,851	-	2026	Variable	Yes	2.70%	1.25%	3.95%
Village Point		18,363,046	-	2026	Variable	Yes	2.70%	1.61%	4.31%
Subtotal/Weighed Average Period End Rate		691,969,943							4.94%

Total		$1,015,095,423
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
(5)
The TOB trust is securitized by the Poppy Grove I taxable GIL, Poppy Grove II taxable GIL and Poppy Grove III taxable GILs.

The TOBs, TEBS Financings, TEBS Residual Financing, and 2024 PFA Securitization Transaction are consolidated VIEs of the Partnership (Note 3). The Partnership is the primary beneficiary due to its rights to the underlying assets. Accordingly, the Partnership consolidates the TOBs, TEBS Financings, TEBS Residual Financing, and 2024 PFA Securitization Transaction on the Partnership's condensed consolidated financial statements. See information regarding the MRBs, GILs, property loans, taxable MRBs and taxable GILs securitized within the TOBs, TEBS Financings, TEBS Residual Financing, and 2024 PFA Securitization Transaction in Notes 4, 5, 6 and 9, respectively.

As the residual interest holder in the TOBs, and TEBS Financings, the Partnership may be required to make certain payments or contribute certain assets to the VIEs if certain events occur. Such events include, but are not limited to, a downgrade in the investment rating of the senior securities issued by the VIEs, a ratings downgrade of the liquidity provider for the VIEs, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities, or an inability to obtain liquidity for the senior securities. If such an event occurs in an individual VIE, the Partnership may be required to deleverage the VIE by repurchasing some or all of the senior securities. Otherwise, the underlying collateral will be sold and, if the proceeds are not sufficient to pay the principal amount of the senior securities plus accrued interest and other trust expenses, the Partnership will be required to fund any such shortfall. If the Partnership does not fund the shortfall, the default and liquidation provisions will be invoked against the Partnership. The shortfall on each TEBS financing is limited to the Partnership’s residual interest. The Partnership has never been, and does not expect in the future, to be required to reimburse the VIEs for any shortfall.

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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts with Mizuho and Barclays are subject to respective ISDA master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests must maintain a certain value in relation to the total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of March 31, 2026.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. The Partnership had posted approximately $10.5 million and $10.6 million of cash collateral with Mizuho as of March 31, 2026 and December 31, 2025, respectively. There was no required cash collateral posted with Barclays as of March 31, 2026 or December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Partnership posted restricted cash as contractually required under the terms of the TEBS Financings.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Three Months of 2026

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the repayment of underlying assets during the three months ended March 31, 2026:

Debt Financing	Debt Facility	Month	Principal Paydown Applied
The Park at Sondrio - Series 2022A	TOB Trust	January 2026	$30,480,000
The Park at Vietti - Series 2022A	TOB Trust	January 2026	21,588,000
Windsor Shores Apartments - Series A	TOB Trust	January 2026	17,236,000
Trust 2024-XF3219 - The Park at Sondrio - Series 2022B	TOB Trust	January 2026	880,000
Trust 2024-XF3219 - The Park at Vietti - Series 2022B	TOB Trust	January 2026	700,000
Trust 2024-XF3219 - Windsor Shore Apartments - Series B	TOB Trust	January 2026	640,000
The Ivy Apartments (a/k/a Century Plaza Apartments)	TOB Trust	January 2026	24,400,000
			$95,924,000

Refinancing Activity:

The Partnership executed three-month extensions of the maturity dates of the Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL, and Village Point to January 2027. There were no additional changes to terms or fees associated with the extensions.

The Partnership executed extensions of the Mizuho TOB financings of SoLa Impact Opportunity Zone Fund and Trust 2024-XF3219 to June 2026 and April 2029, respectively. There were no additional changes to terms or fees associated with the extension.

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
			$83,555,000

Refinancing Activity:

In February 2025, the Partnership executed extensions of the maturity dates of The Park at Vietti - Series 2022A, The Park at Sondrio - Series 2022A, Residency at Empire MRBs, Windsor Shores Apartments, The Ivy Apartments (a/k/a Century Plaza Apartments), and Residency at the Entrepreneur MRBs TOB trust financings to January 2028. There were no additional changes to terms or fees associated with the extensions.

The Partnership executed three-month extensions of the maturity dates of the Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL, and Village Point to January 2026. There were no additional changes to terms or fees associated with the extensions.

Future Maturities

The Partnership’s contractual maturities of borrowings as of March 31, 2026 for the twelve-month periods ending December 31st for the next five years and thereafter are summarized below. The reported maturities for each individual debt financing are based on the earlier of contractual payments of the underlying securitized assets and the stated maturity date of the debt financing.

Remainder of 2026	$272,957,664
2027	194,999,408
2028	133,928,221
2029	19,829,116
2030	44,030,059
Thereafter	261,664,513
Total	927,408,981
Unamortized deferred financing costs and debt premium	(3,704,606)
Total debt financing, net	$923,704,375

14. Mortgages Payable

The following is a summary of the Partnership's mortgages payable, net of deferred financing costs, as of March 31, 2026 and December 31, 2025:

Property Mortgage Payables	Outstanding Mortgage Payable as of March 31, 2026, net	Outstanding Mortgage Payable as of December 31, 2025, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos (1)	$231,679	$231,679	2020	May 2026	Variable	7.75%
SC MF Properties	$83,052,365	$-	2026	December 2027 (2)	Variable	6.42%	(3)
Total Mortgage Payable\Weighted Average Period End Rate	$83,284,044	$231,679				6.42%
(1)
The mortgage payable relates to a consolidated VIE for future development of a market-rate multifamily property (Note 3).
(2)
The mortgage payable has a one-year extension option subject to certain conditions and payment of a 0.25% extension fee.
(3)
The mortgage payable has a stated rate of Term SOFR + 2.75%. The Partnership has entered into two interest rate swap transactions with a notional amount totaling the outstanding principal on the mortgage payable. The interest rate swaps effectively fix the interest rate on the mortgage payable to 6.11%.

During the three months ended March 31, 2026, the Partnership obtained a mortgage loan secured by the SC MF Properties to facilitate its acquisition of the properties via deed in lieu of foreclosure. Proceeds from the mortgage loan were used to repay the TOB trust financings associated with The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, The Ivy Apartments MRB (a/k/a Century Plaza Apartments), and Windsor Shores Apartments MRB and taxable MRB (Note 13). The terms of the mortgage payable require the SC MF Properties to demonstrate certain aggregate debt service coverage ratios in February 2027 and June 2027, which if not met will require certain debt principal paydowns or posting of collateral. The SC MF Properties mortgage payable is a recourse obligation of the Partnership. The Partnership is subject to various financial covenants to maintain a minimum liquidity of not less than $6.3 million; and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership was in compliance with all covenants as of March 31, 2026. In addition, an affiliate of the Partnership, Greystone Select, has provided a partial guaranty of the Partnership’s obligations under the mortgage payable.

In February 2025, Vantage at San Marcos paid down approximately $1.4 million outstanding principal of the associated mortgage payable with proceeds from sale of a parcel of land.

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the realized and unrealized gains and losses of the Partnership's derivative instruments for the three months ended March 31, 2026 and 2025

	For the Three Months ended March 31, 2026
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(21,641)	$(1,542,998)	$(1,564,639)

	For the Three Months ended March 31, 2025
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(847,059)	$3,883,196	$3,036,137

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

Interest Rate Swap Agreements

The Partnership has entered into multiple interest rate swap agreements to mitigate interest rate risk associated with variable rate TOB trust financings and a mortgage payable. No fees were paid to the counterparties upon closing of the interest rate swaps.

The following tables summarize the Partnership’s interest rate derivative agreements as of March 31, 2026 and December 31, 2025:

		Fair Value as of March 31, 2026
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	340,261,799	$2,050,163	$(1,049,859)	2.15

		Fair Value as of December 31, 2025
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	294,473,799	$1,338,175	$(1,843,464)	2.78

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of March 31, 2026:

Year	Average Notional	Weighted Average Fixed Rate Paid
Remainder of 2026	$345,805,132	3.40%
2027	261,443,332	3.47%
2028	119,755,466	3.61%
2029	83,152,299	3.53%
2030	28,852,800	3.82%
2031	21,205,500	3.86%
2032	18,931,333	3.83%
2033	15,863,500	3.90%
2034	11,755,833	3.94%
2035	9,145,833	3.95%
2036	9,066,667	3.95%
2037	8,983,333	3.95%
2038	8,893,333	3.95%
2039	8,833,333	3.95%

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of March 31, 2026 and December 31, 2025:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of March 31, 2026	Fair Value as of December 31, 2025
Kindred Apartments	March 2025	$21,921,000	6.875%	December 2027	$2,955,173	$3,323,510

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, and property loans while the secured properties are under construction, rehabilitation, or predevelopment. See Note 10 for information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of March 31, 2026:

Property Name	Commitment Date	Asset Maturity Date	Interest Rate		Total Commitment	Remaining Commitment as of March 31, 2026
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%		$44,000,000	$750,000

Taxable Mortgage Revenue Bonds
Residency at Empire - Series BB-T	December 2022	June 2026	7.45%		$9,404,500	$5,304,500
Gateway and Yarbrough Predevelopment Project	June 2025	July 2026	9.00%		2,000,000	1,200,000
Subtotal					11,404,500	6,504,500

Governmental Issuer Loans
Residency at Sky Village Hollywood	December 2025	December 2030	SOFR + 3.20%	(1)	$34,000,000	$5,000,000

Property Loans
Sandoval Flats	November 2024	December 2027 (2)	7.48%		$29,846,000	$28,846,000

Equity Investments
Vantage at San Marcos (3), (4)	November 2020	N/A	N/A		$9,914,529	$8,943,914
Freestone Greeley (4)	October 2022	N/A	N/A		16,035,710	10,562,345
Valage Senior Living Mt. Rose	December 2025	N/A	N/A		14,541,973	7,024,410
Subtotal					40,492,212	26,530,669

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (2)	6.875%		$21,921,000	$21,921,000

Total Commitments					$181,663,712	$89,552,169
(1)
The variable index interest rate component is subject to an all-in floor of 6.95%. The borrower has the option to convert to fixed rate within 210 days of closing equal to the greater of (a) the 5-year SOFR Swap Rate + 3.40% or (b) 6.95%.
(2)
The borrowers may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(3)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 3).
(4)
A development site has been identified for this property but construction had not commenced as of March 31, 2026. The Partnership’s joint venture partners are evaluating the highest and best use for the development sites as of March 31, 2026, which may include a sale of the land or the commencement of construction. The timing of any funding commitment is uncertain and the Partnership’s remaining funding commitment will be terminated if the land is sold.

In addition, the Partnership is committed to funding 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s capital is contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. As of March 31, 2026, the Partnership had contributed approximately $448,000 of its maximum capital commitment of approximately $15.1 million.

Construction Loan Guaranties

The Partnership entered into limited guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guaranties if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the Partnership believes the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of March 31, 2026:

Borrower	Guaranty Maturity	Maximum Balance Available on Loan	Loan Balance as of March 31, 2026	Partnership's Maximum Exposure as of March 31, 2026	Guaranty Terms
Vantage at McKinney Falls	2026	$35,850,000	$28,680,000	$17,925,000	(1)
Vantage at Hutto	2026	35,000,000	35,000,000	$17,500,000	(1)
Vantage at Loveland	2026	47,000,000	47,000,000	$23,500,000	(1)
(1)
The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $6.3 million at the end of each quarter. The Partnership was in compliance with these requirements as of March 31, 2026. The Partnership has also provided indemnification to the lender for various costs including interest expenses, environmental non-compliance and remediation during the term. The Partnership has also provided indemnification to the lender for Vantage at McKinney Falls and Vantage at Loveland for certain operating costs.

In addition, the Partnership entered into a guaranty for the Freestone Cresta Bella mortgage loan. The Partnership has guaranteed debt service on the loan and certain operating costs. The Partnership has guaranteed 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $42.0 million and maintain liquid assets of not less than $4.2 million at the end of each quarter. The Partnership was in compliance with these requirements as of March 31, 2026. The Partnership has also provided indemnification to the lender for various costs including interest expenses, environmental non-compliance and remediation during the term. The balance of the Freestone Cresta Bella bridge loan was approximately $42.0 million as of March 31, 2026. The Partnership has not accrued any amount for this contingent liability because the Partnership believes the likelihood of guaranty claims is remote.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of March 31, 2026:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of March 31, 2026
Ohio Properties	2026	$1,271,176
Greens of Pine Glen, LP	2027	1,278,767

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan was paid off in June 2024, and the Partnership does not have exposure as of March 31, 2026. The mortgage support is in the form of a forward loan purchase agreement upon maturity of the mortgage. The reported value of the credit guaranty was approximately $447,000 and $550,000 as of March 31, 2026 and December 31, 2025, respectively, and is included within other liabilities in the Partnership's condensed consolidated balance sheets. No additional contingent liability has been accrued because the likelihood of claims is remote. The Partnership's remaining forward loan purchase agreement expires in 2027 and its maximum exposure as of March 31, 2026 was approximately $20.5 million.

The Partnership has entered into various forward loan purchase agreements associated with construction loans for its investments in unconsolidated entities. Under these agreements, the Partnership will purchase a loan from the construction lender at maturity of the construction loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. The Partnership has the right to cure any defaults under the construction loan agreement that otherwise could accelerate the maturity of the construction loan. In addition, if the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. Certain forward loan purchase agreements are only effective upon the receipt by the property of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. Total construction loan balances associated with effective forward loan purchase agreements are $150.9 million as of March 31, 2026. The Partnership has not recorded any non-contingent or contingent liabilities related to the forward loan purchase agreements as such amounts are deemed minimal.

In conjunction with the deed in lieu of foreclosure of The Park at Sondrio, The Park at Vietti, the Windsor Shores Apartments, and Century Plaza Apartments MF Properties, the Partnership entered into reimbursement agreements with GAHI, an affiliate. GAHI contributed various funds to the properties to support the rehabilitation and operations prior to the deed in lieu of foreclosure process. These amounts were subordinate obligations of the prior property owners. The Partnership and GAHI entered into the reimbursement agreements to maintain GAHI’s subordinate claims through the deed in lieu process. The Partnership will distribute excess proceeds from any future sales of the properties after the Partnership has been reimbursed for: its capital investment in the properties; costs incurred in connection with the acquisition, financing, operation or sale of the properties; and principal and accrued interest on any loans to the property, including the property loan to Opportunity South Carolina (Note 6), to prior property owner; and certain returns on the Partnership’s invested capital. The reimbursement obligations are non-recourse to the Partnership and are payable only to the extent excess proceeds are generated upon sale of the respective properties. The maximum excess proceeds payable by the Partnership to GAHI under the agreements are approximately $2.4 million for The Park at Sondrio, approximately $2.1 million for The Park at Vietti, approximately $904,000 for Windsor Shores Apartments, and approximately $1.7 million for Century Plaza Apartments. The Partnership recorded a liability upon execution of the reimbursement agreements totaling approximately $1.7 million reported within “Accounts payable, accrued expenses and other liabilities” on the condensed consolidated balance sheets.

In conjunction with the deed in lieu of foreclosure of the Century Plaza Apartments MF Property, the Partnership entered into a reimbursement agreement with the prior owner of the property. The prior owner advanced certain funds to the property to support the rehabilitation and operations prior to the deed in lieu of foreclosure process. The Partnership and the prior owner entered into the reimbursement agreement to provide for the payment of potential excess proceeds upon sale of the property in exchange for the prior owner’s release of any and all potential claims or legal actions against the Partnership from the deed in lieu of foreclosure. The Partnership will distribute excess proceeds from any future sales of the properties after the Partnership has been reimbursed for: its capital investment in the properties; costs incurred in connection with the acquisition, financing, operation or sale of the properties; and principal and accrued interest on any loans to the property; and certain returns on the Partnership’s invested capital. In addition, the prior owner’s reimbursement claim is subordinate to the GAHI reimbursement claim on the property. The reimbursement obligation is non-recourse to the Partnership and is payable only to the extent excess proceeds are generated upon sale of the property. The maximum excess proceeds payable by the Partnership to the prior owner is approximately $10.7 million. The Partnership has recorded a liability upon execution of the reimbursement agreement of approximately $393,000 reported within “Accounts payable, accrued expenses and other liabilities” on the condensed consolidated balance sheets.

17. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. If declared by the General Partner, distributions to the holders of Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, are paid quarterly at annual fixed rates of 3.0%, 3.0% and 5.75%, respectively. The Partnership did not have any outstanding Series A Preferred Units as of March 31, 2026 and does not expect to issue any new Series A Preferred Units in the future.

The Partnership filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 27, 2024. The Partnership has issued 2,500,000 Series B Preferred Units under this offering as of March 31, 2026.

The following table summarizes the Partnership’s outstanding Preferred Units as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Optional Redemption Date
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	$10.00	January 2030
February 2024	500,000	5,000,000	5.75%	10.00	February 2030
March 2025	2,000,000	20,000,000	5.75%	10.00	March 2031
October 2025	500,000	5,000,000	5.75%	10.00	October 2031
Total Series B Preferred Units	4,750,000	47,500,000

Unamortized equity issuance costs		$(83,121)
Redeemable Preferred Units outstanding as of March 31, 2026	10,250,000	$102,416,879

	December 31, 2025
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	10.00
February 2024	500,000	5,000,000	5.75%	10.00
March 2025	2,000,000	20,000,000	5.75%	10.00
October 2025	500,000	5,000,000	5.75%	10.00
Total Series B Preferred Units	4,750,000	47,500,000

Unamortized equity issuance costs		$(89,493)
Redeemable Preferred Units outstanding as of December 31, 2025	10,250,000	$102,410,507

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

The fair value of each RUA was estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $394,000 and $234,000 for the three months ended March 31, 2026 and 2025, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity for the three months ended March 31, 2026 and for the year ended December 31, 2025:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2025	99,459	16.96
Granted	329,584	12.26
Vested	(115,336)	14.87
Forfeited	(17,816)	14.44
Unvested as of December 31, 2025	295,891	12.69
No activity	-	-
Unvested as of March 31, 2026	295,891	$12.69

The unrecognized compensation expense related to unvested RUAs granted under the Equity Incentive Plan was approximately $2.1 million as of March 31, 2026. The remaining compensation expense is expected to be recognized over a weighted average period of 1.7 years. The total intrinsic value of unvested RUAs was approximately $1.5 million as of March 31, 2026.

19. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to the General Partner, Greystone Manager, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reported in the Partnership's condensed consolidated financial statements for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Partnership administrative fees paid to the General Partner (1)	$1,588,000	$1,598,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	25,000	64,000
Referral fees paid to an affiliate (3)	-	-
Servicing fees paid to an affiliate (4)	8,000	11,000

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
(3)
The Partnership has an agreement with an affiliate of Greystone, in which the Greystone affiliate is entitled to receive a referral fee up to 0.25% of the original principal amount of executed tax-exempt loan or tax-exempt bond transactions introduced to the Partnership by the Greystone affiliate. The term of the agreement ends December 31, 2026, unless the parties mutually agree to extend the term. The Partnership accounts for referral fees as bond acquisition costs that are deferred and amortized as a yield adjustment to the related investment asset.
(4)
Greystone Servicing, an affiliate of the Partnership, is the servicer for the 2024 PFA Securitization Bonds.

The General Partner receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Investment/mortgage placement fees earned by the General Partner (1)	$40,000	$164,000
(1)
The General Partner received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

As of March 31, 2026, Greystone Servicing, an affiliate of the Partnership, has forward committed to purchase three of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing and Freddie Mac. Greystone Servicing purchased the following GILs during the three months ended March 31, 2025, including principal and accrued interest:

•
Willow Place GIL for approximately $20.8 million in January 2025; and
•
Osprey Village GIL for approximately $60.4 million in January 2025.

An affiliate of the Partnership, Greystone Bridge Lending Fund Manager LLC, entered into an investment management agreement in October 2024 to provide various investment management services for the Construction Lending JV, which are expenses of the Construction Lending JV. Investment management fees of approximately $5,000 were paid to Greystone Bridge Lending Fund Manager LLC by the Construction Lending JV during the three months ended March 31, 2026. No fees were paid to Greystone Bridge Lending Fund Manager LLC during the three months ended March 31, 2025.

The Partnership invests in certain GILs, taxable GILs, and property loans with the expectation that the related investments will be sold to the Construction Lending JV at a future date. The Partnership also executes interest rate swap agreements in which it expects to novate the swap to the Construction Lending JV upon the sale of the related investment assets. The Partnership did not sell any investments or novate any swap agreements to the Construction Lending JV during the three months ended March 31, 2026 and 2025, respectively.

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

Greystone Select, an affiliate of the Partnership, has provided a guaranty of $8.4 million of the Partnership's mortgage loan secured by the SC MF Properties (Note 14), which in the event of prepayment, will be reduced to 10% of the outstanding principal under the mortgage. Greystone Select’s obligations under the guaranty shall survive a foreclosure, deed-in-lieu of foreclosure or similar proceeding. GSI is required to comply with certain financial reporting and covenants.

The Partnership has entered into a reimbursement agreement with GAHI, an affiliate, in connection with the SC MF Properties that requires the Partnership to distribute excess proceeds from any future sale of the property after the Partnership has been reimbursed for certain amounts. See Note 16 for further details.

The Partnership reported receivables due from related parties of approximately $264,000 and $706,000 as of March 31, 2026 and December 31, 2025, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $1.2 million and $736,000 as of March 31, 2026 and December 31, 2025, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2026 and December 31, 2025, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of March 31, 2026 and December 31, 2025 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Mortgage revenue bonds	2.7% - 9.7%	2.4% - 9.8%	5.2%	5.5%
Taxable mortgage revenue bonds	6.4% - 12.6%	6.2% - 12.7%	7.5%	7.6%
Bond purchase commitments	5.6%	5.4%	5.6%	5.4%
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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 are summarized as follows:

	Fair Value Measurements as of March 31, 2026
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$889,692,902	$-	$-	$889,692,902
Bond purchase commitments (reported within other assets)	2,955,173	-	-	2,955,173
Taxable mortgage revenue bonds (reported within other assets)	48,756,731	-	-	48,756,731
Derivative instruments (reported within other assets)	2,050,163	-	2,050,163	-
Derivative instruments (reported within other liabilities)	(1,049,859)	-	(1,049,859)	-
Total Assets and Liabilities at Fair Value, net	$942,405,110	$-	$1,000,304	$941,404,806

The following table summarizes the activity related to Level 3 assets for the three months ended March 31, 2026:

	For the Three Months Ended March 31, 2026
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance January 1, 2026	$1,007,904,386	$3,323,510	$43,162,714	$1,054,390,610
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	(37,258)	-	(6,387)	(43,645)
Included in earnings (provision for credit losses)	2,009,653	-	77,205	2,086,858
Included in other comprehensive income	(8,068,601)	(368,337)	41,964	(8,394,974)
Purchases and advances	151,324	-	8,300,000	8,451,324
Settlements and redemptions	(4,474,915)	-	(223,660)	(4,698,575)
Principal redeemed via deed in lieu of foreclosure	(114,221,934)	-	(2,785,000)	(117,006,934)
Allowance for credit loss written off upon deed in lieu of foreclosure	6,430,247	-	189,895	6,620,142
Ending Balance March 31, 2026	$889,692,902	$2,955,173	$48,756,731	$941,404,806
Total amount of gains for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on March 31, 2026	$2,020,773	$-	$77,205	$2,097,978

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows:

	Fair Value Measurements as of December 31, 2025
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,007,904,386	$-	$-	$1,007,904,386
Bond purchase commitments (reported within other assets)	3,323,510	-	-	3,323,510
Taxable mortgage revenue bonds (reported within other assets)	43,162,714	-	-	43,162,714
Derivative instruments (reported within other assets)	1,338,175	-	1,338,175	-
Derivative instruments (reported within other liabilities)	(1,843,464)	-	(1,843,464)	-
Total Assets and Liabilities at Fair Value, net	$1,053,885,321	$-	$(505,289)	$1,054,390,610

The following table summarizes the activity related to Level 3 assets and liabilities for the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance January 1, 2025	$1,026,483,796	$-	$26,671,085	$1,053,154,881
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	22,059	-	(3,312)	18,747
Included in other comprehensive income	(6,121,797)	-	486,738	(5,635,059)
Purchases and advances	14,101,043	-	7,400,000	21,501,043
Settlements and redemptions	(11,921,137)	-	(138,347)	(12,059,484)
Ending Balance March 31, 2025	$1,022,563,964	$-	$34,416,164	$1,056,980,128
Total amount of gains for the period included in earnings attributable to the change in unrealized gains relating to assets or liabilities held on March 31, 2025	$16,967	$-	$-	$16,967

The Partnership considered the Residency at Sky Village Hollywood GIL and taxable GIL to be available-for-sale securities as of March 31, 2026 and December 31, 2025. The Partnership also considered the Sandoval Flats property loan to be held-for-sale as of March 31, 2026 and December 31, 2025. These assets are reported at fair value as of each reporting date, which in all cases, approximated the carrying value with no unrealized gains or losses.

Total gains and losses included in earnings for the derivative instruments are reported within “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GILs, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $138.9 million and $44.9 million as of March 31, 2026, respectively. The estimated fair value of the GILs and taxable GILs was $139.4 million and $44.8 million as of December 31, 2025, respectively. The fair value of the construction financing property loans approximated amortized cost as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS Financings and the 2024 PFA Securitization Transaction are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$923,704,375	$926,764,908	$1,015,095,423	$1,020,451,526
Secured lines of credit	89,950,000	89,950,000	80,850,000	80,850,000
Mortgages payable	83,284,044	84,231,679	231,679	231,679

Assets and Liabilities Acquired Via Deed In Lieu of Foreclosure

The Partnership recorded at fair value the real estate assets, operating assets and liabilities, in-place lease assets, and contingent liabilities acquired via deed in lieu of foreclosure of the SC MF Properties during the first quarter of 2026. The Partnership used a third-party appraised value that incorporated commonly used market pricing methods to value the real estate assets and in-place lease intangibles. The fair value was based on models incorporating significant unobservable inputs, including assumptions regarding future cash flows and an estimated capitalization rate of 5.25% and therefore the real estate and in-place lease assets are categorized as Level 3 assets. The significant inputs used in the valuation of the contingent liability included assumptions regarding the timing of future cash flows and therefore it is categorized as a Level 3 liability.

21. Income Taxes

The Partnership recognizes income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Current income tax benefit	$(3,554)	$(3,960)
Deferred income tax expense	881	1,227
Total income tax benefit	$(2,673)	$(2,733)

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of March 31, 2026 and December 31, 2025.

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

23. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Equity Incentive Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the three months ended March 31, 2026 and 2025.

24. Segments

As of March 31, 2026, the Partnership had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments, and (4) MF Properties. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. The Partnership’s chief operating decision maker (the “CODM”) is the Chief Executive Officer, who uses net income (loss) to monitor segment performance against budgeted results and to allocate resources. In this regard, the CODM uses net income (loss) to evaluate income generated from each segment’s assets and investments in deciding whether to reinvest income and available capital into such segment or into other investment classes of the Partnership. The CODM has considered recent underperformance in the Market-Rate Joint Venture Investments in conjunction with future market expectations in his decision to reduce the capital allocation to the Market-Rate Joint Venture Investments in the future.

Affordable Multifamily Investments Segment

The Affordable Multifamily Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related taxable MRBs, taxable GILs, and property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the taxable MRBs, taxable GILs, and property loans, net of loan loss allowances, are reported as such on the Partnership's condensed consolidated balance sheets. As of March 31, 2026, the Partnership reported 78 MRBs and four GILs in this segment. As of March 31, 2026, the multifamily residential properties securing the MRBs and GILs contain a total of 9,718 and 910 multifamily rental units, respectively. The Affordable Multifamily Investments segment also includes the Construction Lending JV. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing Investments Segment

The Seniors and Skilled Nursing Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties and a property loan associated with a lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of March 31, 2026, the two properties securing the MRBs contain a total of 284 beds.

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

MF Properties Segment

The MF Properties segment consists primarily of multifamily and student housing residential properties either currently held or previously held by the Partnership (Note 8). During the time the Partnership holds an interest in an MF Property, any excess cash flow will be available for distribution to the Partnership. During the first quarter of 2026, the Partnership acquired the four SC MF Properties containing a total of 863 rental units via deed in lieu of foreclosure. As of December 31, 2025, the Partnership did not own any MF Properties. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment. Income tax expense for the Greens Hold Co is reported within this segment.

The following tables detail certain financial information for the Partnership’s reportable segments for the periods indicated:

	For the Three Months Ended March 31, 2026
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$15,017,141	$1,065,113	$356,902	$-	$16,439,156
Other interest income	2,932,248	190,313	-	-	3,122,561
Property revenues	-	-	-	1,449,125	1,449,125
Other income	772,025	-	-	2,336	774,361
Total revenues	18,721,414	1,255,426	356,902	1,451,461	21,785,203
Expenses:
Real estate operating	-	-	-	827,635	827,635
Provision for credit losses	(2,075,877)	(2,000)	-	-	(2,077,877)
Depreciation and amortization	-	-	-	2,746,392	2,746,392
Interest expense	10,644,305	576,265	937,491	1,010,085	13,168,146
Net result from derivative transactions	(936,216)	(254,709)	-	(373,714)	(1,564,639)
General and administrative	4,650,762	-	-	-	4,650,762
Total expenses	12,282,974	319,556	937,491	4,210,398	17,750,419
Other Income:
Gain on deed in lieu of foreclosures	2,219,023	-	-	-	2,219,023
Earnings (losses) from investments in unconsolidated entities	18,252	-	(4,948,352)	-	(4,930,100)
Income (loss) before income taxes	8,675,715	935,870	(5,528,941)	(2,758,937)	1,323,707
Income tax benefit	-	-	-	(2,673)	(2,673)
Segment net income (loss)	$8,675,715	$935,870	$(5,528,941)	$(2,756,264)	$1,326,380

	For the Three Months Ended March 31, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$17,636,796	$1,042,186	$2,396,591	$-	$21,075,573
Other interest income	2,097,852	190,313	-	-	2,288,165
Other income	958,825	-	-	-	958,825
Total revenues	20,693,473	1,232,499	2,396,591	-	24,322,563
Expenses:
Provision for credit losses	(179,000)	7,000	-	-	(172,000)
Depreciation	3,542	-	-	-	3,542
Interest expense	12,448,644	652,294	396,357	-	13,497,295
Net result from derivative transactions	2,503,968	532,169	-	-	3,036,137
General and administrative	4,570,261	-	-	-	4,570,261
Total expenses	19,347,415	1,191,463	396,357	-	20,935,235
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	5,220	-	5,220
Earnings (losses) from investments in unconsolidated entities	-	-	(992,259)	-	(992,259)
Income before income taxes	1,346,058	41,036	1,013,195	-	2,400,289
Income tax benefit	-	-	-	(2,733)	(2,733)
Segment net income	$1,346,058	$41,036	$1,013,195	$2,733	$2,403,022

The following table details total assets for the Partnership’s reportable segments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Total assets
Affordable Multifamily Investments	$1,228,096,014	$1,354,654,552
Seniors and Skilled Nursing Investments	72,527,242	72,334,224
Market-Rate Joint Venture Investments	156,868,480	148,919,228
MF Properties	118,116,766	4,332,730
Consolidation/eliminations	(88,625,395)	(77,353,456)
Total assets	$1,486,983,107	$1,502,887,278

25. Subsequent Events

In April 2026, the Poppy Grove I GIL and taxable GIL and Poppy Grove II GIL and taxable GIL with aggregate outstanding principal of $90.0 million were redeemed in full. Proceeds of approximately $72.0 million were used to repay the related TOB trust financings.

In April 2026, the Partnership acquired a taxable MRB. The following table summarizes the terms of the Partnership’s investment:

Property Name	Month Acquired	Property Location	Maturity Date	Interest Rate	Principal Funded
SoLa Affordable Portfolio	April 2026	Los Angeles, CA	May 2029	7.50%	$29,000,000

In May 2026, the Partnership deposited the SoLa Affordable Portfolio taxable MRB into the existing TOB Trust 2024-XF3219 and received debt financing proceeds of $23.2 million.

In April 2026, the Partnership increased its funding commitment of the Triangle Square Predevelopment Project taxable MRB from $9.3 million to $14.3 million, with $2.3 million of the additional commitment funded at closing. There were no additional changes to terms associated with the increased commitment.

In April 2026, the borrower of the Poppy Grove III GIL and taxable GIL extended the maturity date from May 1, 2026 to June 1, 2026. Freddie Mac extended its forward purchase commitment maturity to June 1, 2026 as well. There were no additional changes to terms associated with the extensions.

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

Business Environment and Current Outlook

We remain focused on implementing our strategy to reduce our capital allocation to market rate multifamily JV Equity Investments. We and the respective managing members are managing the remaining portfolio of market rate multifamily investments to maximize sales prices and returns to the extent possible, with our return of capital from the sale of these investments to be redeployed into primarily tax-exempt MRB investments. The timing of the return of our capital from JV Equity Investment sales and the time required to redeploy this capital will impact our reported earnings during this period of transition. Once capital is returned and subsequently redeployed, we believe this reallocation strategy will result in an increased stability of earnings from the regular net interest spread income on new MRB investments as compared to the sporadic transaction-driven income from JV Equity Investments. We also expect additional MRB investments to increase the proportion of tax-advantaged income allocated to Unitholders in the long term. We will continue to leverage Greystone’s strong lending relationships across the affordable housing, seniors housing, and skilled nursing business lines to identify new MRB investment opportunities.

We believe there continues to be significant unmet demand for affordable multifamily and seniors residential housing in the United States. Government programs that provide direct rental support to low and moderate income residents have not kept up with need or demand. Therefore, investment programs that promote private sector development and support for affordable housing through MRBs, GILs, tax credits and grant funding to developers, have become more prominent. The types of MRBs and GILs in which we invest offer developers of affordable multifamily housing a low-cost source of construction and/or permanent debt financing. For our leverage programs, we will continue to employ our hedging strategies to reduce our exposure to changes in the interest cost on variable rate debt financing related to our fixed rate investments.

The borrowers of our MRBs and GILs were all current on contractual debt service payments as of March 31, 2026.

We acquired the four SC MF Properties via deed in lieu of foreclosure on our original MRB investments in the first quarter of 2026 in order to manage the properties directly and maximize the value of our investments. We and the Greystone asset management team are actively managing property operations with a third-party property management service provider and are implementing various programs to increase occupancy and improve operating results.

Market dynamics related to our remaining market rate multifamily JV Equity Investments remain challenging. The San Antonio, TX, Austin, TX, and Huntsville, AL markets have experienced record new multifamily unit deliveries in recent years, peaking in 2024. Rental rates and occupancy have declined as these markets absorb new units. This results in downward pressure on leasing velocity and net operating income for these properties. We expect pressure on rental rates and occupancy to lessen at some point in 2026 due to positive unit absorption and limited units from new construction starts in these markets in 2024 and 2025 coming online. The leasing market pressures noted above have made it more difficult for the respective managing members of our stabilized market rate multifamily JV Equity Investments to sell the properties, resulting in longer than expected investment holding periods. In addition, less available and more expensive debt capital have had pronounced effects on property acquisitions by making it harder for potential buyers to obtain attractive financing. Accordingly, we have observed increasing multifamily capitalization rates in recent periods resulting in lower property valuations when compared to the sales prices that were achieved for prior JV Equity Investments sold in 2022 and 2023. Longer holding periods and lower valuations will negatively impact our results of operations. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale and is largely dependent on the sales prices of the related properties. After the current elevated level of new multifamily supply is absorbed, we expect net rents and occupancy to increase, capitalization rates to decline, and property valuations to increase.

Summary Financial Results

As of March 31, 2026, we had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	Percentage of Total	2025	Percentage of Total
Total revenues
Affordable Multifamily Investments	$18,721	85.9%	$20,693	85.0%
Seniors and Skilled Nursing Investments	1,255	5.8%	1,232	5.1%
Market-Rate Joint Venture Investments	357	1.6%	2,397	9.9%
MF Properties	1,451	6.7%	-	0.0%
Total revenues	$21,784		$24,322

Net income (loss)
Affordable Multifamily Investments	$8,676	N/A	$1,346	56.0%
Seniors and Skilled Nursing Investments	936	N/A	41	1.7%
Market-Rate Joint Venture Investments	(5,529)	N/A	1,013	42.2%
MF Properties	(2,756)	N/A	3	0.1%
Net income	$1,327		$2,403

During the three months ended March 31, 2026 and 2025, our net income was impacted by unrealized gains and losses on our derivative instrument portfolio, which primarily consists of interest rate swaps. Under the applicable accounting guidance, we report our derivatives at fair value as of each reporting date. The period-over-period change in the fair value of each derivative that is not directly related to net cash settlements are recorded as unrealized (gains) losses within “Net result from derivative transactions” on our condensed consolidated statements of operations and is included as a component of our reported net income. Unrealized (gains) losses can be significant in periods of significant interest rate volatility. The following table summarizes unrealized (gains) losses for the three months ended March 31, 2026 and 2025 by segment:

	For the Three Months Ended March 31,
	2026	2025
Unrealized (gains) losses from derivatives
Affordable Multifamily Investments	$(974)	$3,267
Seniors and Skilled Nursing Investments	(236)	616
Market-Rate Joint Venture Investments	-	-
MF Properties	(333)	-
Total unrealized (gains) losses from derivatives	$(1,543)	$3,883

Differences between the respective periods is primarily due to market interest rate changes between reporting dates. The 3-year SOFR swap rate is a reasonable proxy for our interest rate swap portfolio as a whole as our derivatives are primarily SOFR-denominated interest rate swaps and the weighted average life of our interest rate swap portfolio is typically between three and four years. The 3-year SOFR swap rate increased 0.24% from 3.34% as of December 31, 2025 to 3.58% as of March 31, 2026, resulting in unrealized gains on our interest rate swap portfolio for the three months ended March 31, 2026. The 3-year SOFR swap rate decreased 0.40% from 4.05% as of December 31, 2024 to 3.65% as of March 31, 2025, resulting in significant unrealized losses on our interest rate swap portfolio for the three months ended March 31, 2025.

Though unrealized gains or losses may impact our reported net income period-to-period, the net cash settlements on our interest rate swaps are less variable. Our interest rate swaps are designed such that changes in the monthly net cash settlements will offset the changes in monthly interest costs on our variable-rate debt financings. Our interest rate swaps are subject to monthly net cash settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. If short-term interest rates decline, the interest cost of our variable-rate debt financings will typically decline. Meanwhile, the variable rate payment by the counterparty on our interest rate swap will decline such that our benefit from the monthly net settlement payment will decline. The change in interest cost on our variable-rate debt financing generally offsets the reduced monthly net cash settlement payments associated with the related interest rate swap, such that our net cash flow for the period is not materially impacted by changes in short term interest rate changes. For this reason, we adjust net income for unrealized losses on our derivative instruments when calculating CAD, a non-GAAP performance measure discussed later in this Item 2, which we consider to be a useful measure of our operating performance.

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three months ended March 31, 2026 and 2025:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended March 31, 2026
Mortgage revenue bonds redeemed via deed in lieu of foreclosure	4	$117,130	$93,704	N/A	4
Taxable mortgage revenue bonds redeemed via deed in lieu of foreclosure	3	2,785	2,220	N/A	9
MF Properties acquired via deed in lieu of foreclosure	4	114,050	N/A	N/A	8
Investments in unconsolidated entities, net	7	12,620	N/A	N/A	7
Taxable mortgage revenue bond advances	3	8,300	N/A	N/A	9

For the Three Months Ended March 31, 2025
Mortgage revenue bond advances	3	$14,101	N/A	N/A	4
Mortgage revenue bond redemption	1	10,352	N/A	N/A	4
Governmental issuer loan advances	3	17,409	N/A	N/A	5
Governmental issuer loan redemptions	3	82,203	$67,210	N/A	5
Property loan paydowns	2	7,798	6,185	N/A	6
Investments in unconsolidated entities, net	4	5,621	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	11,400	N/A	N/A	7
Real estate asset sale proceeds	1	1,354	1,354	N/A	8
Taxable mortgage revenue bond advances	3	7,400	N/A	N/A	9
Taxable governmental issuer loan advances	3	21,700	N/A	N/A	9
Taxable governmental issuer loan paydowns	3	12,700	10,160	N/A	9
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three months ended March 31, 2026 and 2025, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended March 31, 2026
Net Borrowing on Acquisition LOC	7	$9,100	Yes	12
Proceeds from TOB trust financings	3	5,870	Yes	13
Proceeds from mortgage payable	1	84,000	Yes	14
Interest rate swaps executed	2	-	N/A	15

For the Three Months Ended March 31, 2025
Net paydown on Acquisition LOC	1	$10,352	Yes	12
Proceeds from TOB trust financings	8	48,435	Yes	13
Issuance of Series B Preferred Units	1	20,000	Yes	17

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

Asset Type	For the Period from January 1, 2022, through March 31, 2026
MRBs and taxable MRBs	$233,375,500
GILs, taxable GILs and property loans	300,051,554
Total	$533,427,054

In 2021, we acquired an MRB investment secured by Meadow Valley, a to-be-constructed 164 bed seniors housing facility in Traverse City, MI. Part of the construction financing is provided through a C-PACE program, which is a state policy-enabled financing mechanism that allows developers to access the capital needed to make renewable energy accessible and cost-effective. In the case of Meadow Valley, C-PACE financing of $24.8 million will be provided to finance energy conservation features including high efficiency windows, roof, walls, heating, cooling, indoor and outdoor lighting, water heating and low-flow fixtures. The C-PACE financing is repaid through a property tax assessment over the life of the property. Many lenders are averse to financing properties with C-PACE financing as the tax assessment is a senior obligation of the property. We have developed underwriting procedures that allow for the borrower to obtain C-PACE financing and still meet our security and underwriting requirements. We will continue to evaluate investment opportunities related to properties that utilize C-PACE financing for future investment as we want to encourage our borrowers to utilize clean energy design and construction practices.

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of March 31, 2026:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,493	5,725	8,198	9,143	90%	62	10	$807,226,657	54%
GILs and taxable GILs	277	664	910	910	100%	4	1	183,637,300	12%
Total	1,770	6,389	9,108	10,053	91%	66		$990,863,957	66%

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

The Board of Managers is highly engaged in the governance and operations of the Partnership. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The Audit Committee had 100% attendance at meetings during 2025 and to date in 2026. The Board of Managers had 96% and 100% attendance during 2025 and to date in 2026, respectively.

Results of Operations

The tables and following discussions of our changes in results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following table compares Partnership revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues and Other Income:
Investment income	$16,439	$21,076	$(4,637)	-22.0%
Other interest income	3,123	2,288	835	36.5%
Property revenues	1,449	-	1,449	N/A
Other income	774	959	(185)	-19.3%
Gain on deed in lieu of foreclosures	2,219	-	2,219	N/A
Gain on sale of investments in unconsolidated entities	-	5	(5)	-100.0%
Earnings (losses) from investments in unconsolidated entities	(4,930)	(992)	(3,938)	397.0%
Total Revenues and Other Income	$19,074	$23,336	$(4,262)	-18.3%

Total Revenues and Other Income comparison for the three months ended March 31, 2026 and 2025

Investment income. The decrease in investment income for the three months ended March 31, 2026 as compared to the same period in 2025 was due to the following factors:

•
A decrease of approximately $2.7 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $832,000 in interest income from recent MRB advances;
•
A decrease of approximately $1.5 million in interest income from recent GIL paydowns, offset by an increase of approximately $697,000 in interest income due to recent GIL investments;
•
A decrease of approximately $2.0 million of investment income related to investments in unconsolidated entities consisting of:
o
A decrease of approximately $2.2 million of investment income due to a preferred return distribution from Vantage at Loveland in March 2025; and
o
An increase of approximately $169,000 in investment income related to preferred returns on equity contributions during 2025 and 2026.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to an increase of approximately $947,000 from recent property loan, taxable MRB and taxable GIL investment advances, offset by a decrease of approximately $100,000 due to recent property loan, taxable MRB and taxable GIL investment redemptions and principal repayments.

Property revenues. Total property revenues for the three months ended March 31, 2026 were related to the Partnership's acquisition of the four MF Properties via deed in lieu of foreclosure in the first quarter of 2026. There was no property revenues for the three months ended March 31, 2025.

Other income. Other income for the three months ended March 31, 2026 and 2025 related to the receipt of non-refundable fees for the extension of various MRB, GIL, and property loan maturity dates.

Gain on deed in lieu of foreclosures. Gain on deed in lieu of foreclosures represents our gain as a result of the deed in lieu of foreclosure of the SC MF Properties during the three months ended March 31, 2026. The gain was equal to the excess amount of the appraised value of the real estate assets acquired over our amortized cost basis of the Windsor Shores MRB and taxable MRB and The Ivy Apartments (a/k/a Century Plaza Apartments) MRB.

Gain on sale of investments in unconsolidated entities. There was no gain on sale of investments in unconsolidated entities for the three months ended March 31, 2026. The gain on sale of investments in unconsolidated entities for the three months ended March 31, 2025 is related to final settlement of the Vantage at Coventry sale that occurred in January 2023.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the three months ended March 31, 2026 as compared to the same period in 2025 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties began primary operations in mid to late 2025. Depreciation and amortization expenses accounted for approximately $1.5 million and $394,000 of our proportionate share of losses for the three months ended March 31, 2026 and 2025, with the remaining losses related to non-capitalized interest expense and general operating expenses.

The following table compares Partnership expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Expenses:
Real estate operating	$828	$-	$828	N/A
Provision for credit losses	(2,078)	(172)	(1,906)	N/A
Depreciation and amortization	2,746	4	2,742	68550.0%
Interest expense	13,168	13,497	(329)	-2.4%
Net result from derivative transactions	(1,565)	3,036	(4,601)	N/A
General and administrative	4,651	4,570	81	1.8%
Total Expenses	$17,750	$20,935	$(3,185)	-15.2%

Total Expenses comparison for the three months ended March 31, 2026 and 2025

Real estate operating. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses for the three months ended March 31, 2026 related to the Partnership's acquisition of the four MF Properties via deed in lieu of foreclosure in the first quarter of 2026. There were no real estate operating expenses for the three months ended March 31, 2025.

Provision for credit losses. The provision for credit losses for the three months ended March 31, 2026 includes an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan offset by a recovery of approximately $2.1 million of our previously recognized allowance for credit loss related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB. We also recorded a decrease in our general allowance for credit losses due to a decrease in the weighted average life of the remaining investment portfolio.

The provision for credit losses for the three months ended March 31, 2025 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses.

Depreciation and amortization. Depreciation expense for the three months ended March 31, 2026 related primarily to the four SC MF Properties and totaled approximately $1.2 million. Amortization of in-place lease intangible assets for the SC MF Properties was approximately $1.6 million for the three months ended March 31, 2026. Depreciation expense for the three months ended March 31, 2025 related to furniture and equipment owned by the Partnership.

Interest expense. The decrease in interest expense for the three months ended March 31, 2026 as compared to the same period in 2025 was due primarily to the following factors:

•
A decrease of approximately $609,000 due to lower average principal outstanding of approximately $52.3 million; and
•
An increase of approximately $267,000 due to higher average interest rates on debt financing, net of cash receipts received on interest rate derivatives.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Realized (gains) losses on derivatives, net	$(22)	$(847)
Unrealized (gains) losses on derivatives, net	(1,543)	3,883
Net result from derivative transactions	$(1,565)	$3,036

Realized gains on derivatives, net, decreased during the three months ended March 31, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $1.5 million for the three months ended March 31, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $3.9 million for the three months ended March 31, 2025 due to generally decreasing forward interest rates during the period, resulting in increased gains of approximately $5.4 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative. The increase in general and administrative expenses for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to an increase of approximately $94,000 in professional and consulting fees.

Income Tax Expense for the three months ended March 31, 2026 and 2025

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans and real estate assets. There was minimal taxable income for the Greens Hold Co for the three months ended March 31, 2026 and 2025.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net income	$1,326,380	$2,403,022
Unrealized (gains) losses on derivatives, net	(1,542,998)	3,883,196
Depreciation and amortization	2,746,392	3,542
Provision for credit losses (1)	(2,077,877)	(172,000)
Reversal of gain on deed in lieu of foreclosures (2)	(2,219,023)	-
Amortization of deferred financing costs	489,025	381,334
Restricted unit compensation expense	393,770	234,047
Deferred income taxes	881	1,227
Redeemable Preferred Unit distributions and accretion	(1,101,684)	(760,679)
Tier 2 income allocable to the General Partner (3)	-	-
Recovery of prior credit loss (4)	(11,120)	(16,967)
Bond premium, discount and acquisition fee amortization, net of cash received	98,764	25,220
(Earnings) losses from investments in unconsolidated entities	4,948,352	992,259
Total CAD	$3,050,862	$6,974,201

Weighted average number of BUCs outstanding, basic	23,266,619	23,171,226
Net income per BUC, basic	$0.01	$0.07
Total CAD per BUC, basic	$0.13	$0.30
Cash Distributions declared, per BUC	$0.14	$0.37

(1)
The adjustments reflect the change in allowances for credit losses under the CECL standard which requires the Partnership to update estimates of expected credit losses for its investment portfolio at each reporting date. Credit losses are not reported within CAD until such losses are realized. The provision for credit loss for the three months ended March 31, 2026 includes an asset-specific provision for credit loss of approximately $93,000 offset by a recovery of approximately $2.1 million of our previously recognized allowance for credit losses related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB.
(2)
The gain on deed in lieu of foreclosures for the three months ended March 31, 2026 was equal to the excess amount of the appraised value of the real estate assets acquired over our amortized cost basis of the Windsor Shores MRB and taxable MRB and The Ivy Apartments (a/k/a Century Plaza Apartments) MRB. We have excluded this gain in the calculation of CAD as it is non-cash and relates to fair value estimates of real estate assets.
(3)
As described in Note 22 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner. There was no Tier 2 income for the three months ended March 31, 2026 and 2025.
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

In connection with the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2025, the Partnership identified certain immaterial errors in previously issued financial statements for the three month periods ended March 31, June 30, and September 30, 2025. The Partnership assessed the aggregate effects and materiality of these errors and concluded the errors were not material to the previously issued quarterly consolidated financial statements. The Partnership has voluntarily revising its quarterly condensed consolidated financial statements and the related reconciliations of net income (loss) to CAD for the three months ended March 31, 2025 included above. The following is a summary of the impacts on line items within the reconciliation of net income (loss) to CAD for the three months ended March 31, 2025:

•
A decrease in net income (loss) of approximately $924,000; and
•
An increase in the adjustment for (earnings) losses from investment in unconsolidated entities of approximately $759,000.

The net impact of the above line items on the previously reported quarterly CAD amounts was a decrease in CAD of approximately $165,000 for the three months ended March 31, 2025.

Portfolio Information

The following tables summarize occupancy and other information regarding the properties underlying our various investments. The narrative discussion that follows provides a brief operating analysis of each investment as of and for the three months ended March 31, 2026 and 2025.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of March 31, 2026. Debt service on our MRBs for the non-consolidated stabilized properties was current as of March 31, 2026. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,		Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2026		2026	2025	2026	2025
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45		98%	100%	94%	92%
Courtyard	CA	108		99%	100%	94%	86%
Glenview Apartments	CA	88		93%	98%	86%	94%
Harden Ranch	CA	100		100%	99%	97%	92%
Harmony Court Bakersfield	CA	96		96%	95%	96%	90%
Harmony Terrace	CA	136		96%	99%	132%	110%
Las Palmas II	CA	81		100%	100%	93%	86%
Montclair Apartments	CA	80		100%	99%	112%	98%
Montecito at Williams Ranch Apartments	CA	132		97%	98%	94%	129%
Montevista	CA	82		94%	98%	94%	100%
Ocotillo Springs	CA	75		99%	100%	99%	99%
San Vicente	CA	50		100%	100%	89%	92%
Santa Fe Apartments	CA	89		85%	90%	77%	94%
Seasons at Simi Valley	CA	69		97%	94%	109%	113%
Seasons Lakewood (4)	CA	85		99%	99%	102%	98%
Seasons San Juan Capistrano	CA	112		100%	98%	98%	89%
Solano Vista	CA	96		100%	90%	87%	95%
Summerhill	CA	128		97%	98%	97%	98%
Sycamore Walk	CA	112		99%	98%	99%	79%
The Village at Madera	CA	75		97%	97%	102%	92%
Tyler Park Townhomes	CA	88		98%	99%	100%	99%
Vineyard Gardens	CA	62		100%	100%	105%	106%
Wellspring Apartments	CA	88		93%	97%	102%	107%
Westside Village Market	CA	81		100%	100%	98%	91%
Handsel Morgan Village Apartments (5)	GA	45		100%	n/a	100%	n/a
Renaissance	LA	208		85%	90%	74%	80%
Live 929 Apartments	MD	575		94%	94%	81%	95%
Jackson Manor Apartments	MS	60		100%	100%	97%	100%
Silver Moon (6)	NM	151		n/a	n/a	n/a	n/a
Village at Avalon	NM	240		98%	97%	89%	95%
Columbia Gardens	SC	188		82%	81%	80%	81%
Village at River's Edge	SC	124		94%	87%	93%	86%
Willow Run	SC	200		87%	84%	82%	66%
Avistar at Copperfield	TX	192		88%	92%	83%	87%
Avistar at the Crest	TX	200		72%	87%	62%	77%
Avistar at the Oaks	TX	156		76%	88%	63%	71%
Avistar at the Parkway	TX	236		60%	81%	41%	69%
Avistar at Wilcrest	TX	88		68%	85%	59%	78%
Avistar at Wood Hollow	TX	409		88%	83%	73%	70%
Avistar in 09	TX	133		77%	89%	73%	84%
Avistar on the Boulevard	TX	344		60%	82%	50%	70%
Avistar on the Hills	TX	129		74%	83%	59%	69%
Bruton Apartments	TX	264		72%	71%	41%	54%
Concord at Gulfgate	TX	288		86%	88%	77%	80%
Concord at Little York	TX	276		70%	79%	63%	74%
Concord at Williamcrest	TX	288		74%	84%	68%	77%
Crossing at 1415	TX	112		77%	80%	53%	68%
Decatur Angle	TX	302		82%	87%	60%	71%
Esperanza at Palo Alto	TX	322		89%	84%	61%	72%
Heights at 515	TX	96		77%	84%	69%	79%
Heritage Square	TX	204		81%	80%	71%	79%
Oaks at Georgetown	TX	192		97%	85%	62%	67%
15 West Apartments	WA	120		94%	97%	92%	97%

MRB Seniors Housing and Skilled Nursing Properties-Stabilized (3)
Village Point (7)	NJ	120	(8)	82%	85%	n/a	n/a

		8,420		85.9%	88.8%	78.1%	82.6%
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
(4)
The economic occupancy amounts are based on the latest available financial information, which is as of December 31, 2025.
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

Comparison of the three months ended March 31, 2026 and 2025

Occupancy metrics as of March 31, 2026 decreased from the same period in 2025 due primarily to occupancy declines at various properties located in Texas - primarily in San Antonio and Houston. These markets have experienced large increases in the supply of available multifamily units in recent periods. Overall higher vacancy levels in these markets are putting pressure on leasing at the properties related to our MRBs. We observed new construction starts in these markets declined sharply starting in late 2023 in San Antonio and mid-2024 in Austin and we expect that occupancy will recover once available units are absorbed and new supply deliveries decline in the near term. Despite these declines in occupancy, all Texas borrowers are still current on MRB debt service. If there are continuing declines in operating results of the properties such that the borrowers are unable to make contractual principal and interest payments on our MRBs, we may receive forbearance requests or experience MRB defaults. We may choose to provide support to the borrowers through supplemental property loans to prevent such MRB defaults, which will be considered on a case-by-case basis. We will continue to monitor results and discuss property operations with the individual borrowers.

Excluding Texas properties, occupancy metrics have been fairly steady year over year with physical occupancy of 91.1% and 90.1% as of March 31, 2026 and 2025, respectively, and economic occupancy of 92.6% and 93.3% as of March 31, 2026 and 2025, respectively.

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2024. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 2.7% during the three months ended March 31, 2026 as compared to the same period in 2025. However, we observed a decrease in same-property net rental revenue of 4.3% during the three months ended March 31, 2026 as compared to the same period in 2025 due to lower physical occupancy at properties in Texas.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of March 31, 2026, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of March 31, 2026 debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of March 31,		Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2026		2026	2025	2026	2025
MRB Multifamily Properties-Non Stabilized (3)
Residency at the Mayer (4), (5)	CA	79		72%	n/a	n/a	n/a
MaryAlice Circle Apartments (4)	GA	98		96%	79%	93%	n/a
Woodington Gardens Apartments	MD	197		92%	93%	87%	89%
Agape Helotes (4), (6)	TX	288		82%	n/a	82%	n/a
Aventine Apartments	WA	68		94%	87%	95%	77%
The Safford (4)	AZ	200		99%	n/a	99%	n/a
40rty on Colony - Series P (4)	CA	40		55%	n/a	n/a	n/a
Residency at Empire (4)	CA	148		n/a	n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200		n/a	n/a	n/a	n/a
Village at Hanford Square (4)	CA	100		39%	n/a	n/a	n/a
		1,418

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4), (7)	MI	164	(6)	80%	n/a	n/a	n/a

GIL Multifamily Properties-Non Stabilized (3)
Poppy Grove I (4)	CA	147		96%	n/a	n/a	n/a
Poppy Grove II (4)	CA	82		96%	n/a	n/a	n/a
Poppy Grove III (4)	CA	158		99%	n/a	n/a	n/a
Residency at Sky Village Hollywood (4)	CA	523		n/a	n/a	n/a	n/a
		910

Grand total		2,492
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
(5)
The physical occupancy is based on the latest available occupancy information, which is as of December 31, 2025.
(6)
The physical occupancy and economic occupancy amounts are based on the latest available occupancy and financial information, which is as of December 31, 2025.
(7)
Meadow Valley is a seniors housing property with 164 beds in 154 units.

As of March 31, 2026, Agape Helotes is continuing its conversion from market-rate units to rent-restricted units after purchase of the property by a non-profit entity in May 2025. Aventine Apartments and Woodington Garden Apartments are undergoing in-place rehabilitations and will report occupancy during the rehabilitation period. Construction or rehabilitation of the properties in the remainder of the MRB multifamily properties non-stabilized group is complete.

As of March 31, 2026, Meadow Valley has completed construction and is in lease-up.

Poppy Grove I and Poppy Grove II completed the permanent conversion process to Freddie Mac’s forward TEL commitment and were fully redeemed in April 2026. Poppy Grove III has substantially completed construction and the permanent conversion process to Freddie Mac’s forward TEL commitment is being finalized. Residency at Sky Village Hollywood is a new construction property that is in the pre-development phase.

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

					Physical Occupancy (1) as of March 31,
Property Name	State	Construction Completion Date	Planned Number of Units		2026	2025	Revenue for the three months ended March 31, 2026 (2)	Sale Date	Per-unit Sale Price
Most Recent Property Sales
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	n/a	n/a	June 2023	174,000
Vantage at Tomball	TX	April 2022	n/a		n/a	n/a	n/a	January 2025	148,000
Vantage at Helotes	TX	November 2022	n/a		n/a	n/a	n/a	May 2025	170,000

Operating Properties
Vantage at Fair Oaks	TX	May 2023	288		88%	86%	$1,126,790	n/a	n/a
Vantage at Hutto	TX	December 2023	288		94%	78%	1,139,253	n/a	n/a
Vantage at McKinney Falls	TX	July 2024	288		86%	65%	1,058,086	n/a	n/a
Vantage at Loveland	CO	October 2024	288		91%	54%	1,416,813	n/a	n/a
Freestone Cresta Bella	TX	November 2024	296		65%	30%	878,430	n/a	n/a
Valage Senior Living Carson Valley	NV	April 2025	102	(3)	80%	n/a	1,883,491	n/a	n/a
Freestone Greenville	TX	September 2025	300		41%	n/a	474,537	n/a	n/a
The Jessam at Hays Farm	AL	December 2025	318		16%	n/a	174,375	n/a	n/a
Freestone Ladera	TX	December 2025	288		17%	n/a	143,287	n/a	n/a

Properties in Planning
Vantage at San Marcos (4)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a
Valage Senior Living Mt. Rose	NV	n/a	122		n/a	n/a	n/a	n/a	n/a

			3,162
(1)
Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)
Revenue is attributable to the property underlying the Partnership’s equity investment and is not included in the Partnership's income.
(3)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(4)
The property is reported as a consolidated VIE as of March 31, 2026 (see Note 3 to the Partnership’s condensed consolidated financial statements).

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

MF Properties

As of March 31, 2026, we owned four MF Properties that we report on a consolidated basis. The amounts presented below were obtained from records provided by our property management service provider.

		Number of Units as of March 31,	Physical Occupancy (1) as of March 31,		Economic Occupancy (2) for the three months ended March 31,
Property Name	State	2026	2026	2025	2026	2025
MF Properties
Century Plaza Apartments (3)	SC	212	87%	n/a	67%	n/a
The Park at Sondrio Apartments (3)	SC	271	57%	n/a	50%	n/a
The Park at Vietti Apartments (3)	SC	204	67%	n/a	55%	n/a
Windsor Shores Apartments (3)	SC	176	82%	n/a	62%	n/a
		863	72%	n/a	56%	n/a

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
(3)
Physical and economic occupancy information is not available for the periods indicated as the MF property was recently acquired.

We acquired the four MF Properties via deed in lieu of foreclosure of several MRB and taxable MRB investments. We believe occupancy is lower than local market vacancies due to mismanagement of the properties by the prior owners, which necessitated the deed in lieu of foreclosure process for us to obtain ownership and attempt to improve operations to protect and maximize our investment. We, the Greystone asset management team, and the property management service provider are focused on improving the overall tenant profile at each property to increase occupancy with quality tenants, which will likely result in a temporary decline in occupancies for the properties overall.

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

The following table compares operating results for the Affordable Multifamily Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Affordable Multifamily Investments
Total revenues	$18,721	$20,693	$(1,972)	-9.5%
Expenses:
Provision for credit losses	(2,076)	(179)	(1,897)	1059.8%
Depreciation	-	4	(4)	-100.0%
Interest expense	10,644	12,449	(1,805)	-14.5%
Net result from derivative transactions	(936)	2,504	(3,440)	-137.4%
General and administrative expenses	4,651	4,570	81	1.8%
Total expenses	12,283	19,348	(7,065)	-36.5%
Other income:
Gain on deed in lieu of foreclosures	2,219	-	2,219	N/A
Earnings (losses) from investments in unconsolidated entities	18	-	18	N/A
Segment net income	$8,675	$1,345	$7,330	545.0%

Comparison of the Three Months Ended March 31, 2026 and 2025

Total revenues decreased for the three months ended March 31, 2026 as compared to the same period in 2025 primarily due to:

•
A decrease of approximately $2.7 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $807,000 in interest income from recent MRB advances;
•
A decrease of approximately $1.5 million in interest income due to recent GIL paydowns, offset by an increase of approximately $697,000 in interest income from recent GIL investments;
•
An increase of approximately $823,000 in other interest income from higher average property loan, taxable MRB and taxable GIL investment balances of approximately $42.1 million; and
•
A decrease of approximately $113,000 in other interest income due to less interest earned on cash balances.

The provision for credit losses for the three months ended March 31, 2026 includes an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan offset by a recovery of approximately $2.1 million of our previously recognized allowance for credit loss related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB. We also recorded a decrease in our general allowance for credit losses due to a decrease in the weighted average life of the remaining investment portfolio.

The provision for credit losses for the three months ended March 31, 2025 is primarily due to GIL and property loan redemptions, a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in our model used to estimate the allowance for credit losses.

Depreciation expense was minimal for the three months ended March 31, 2026 and 2025.

Total interest expense decreased for the three months ended March 31, 2026 as compared to the same period in 2025 primarily due to:

•
A decrease of approximately $1.2 million due to lower average interest rates on our debt financings; and
•
A decrease of approximately $691,000 due to a decrease in the average outstanding principal of our debt financing instruments of approximately $74.7 million.

Net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Realized (gains) losses on derivatives, net	$38	$(763)
Unrealized (gains) losses on derivatives, net	(974)	3,267
Net result from derivative transactions	$(936)	$2,504

We had realized losses on derivatives, net, during the three months ended March 31, 2026 as compared to realized gains during the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $974,000 for the three months ended March 31, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $3.3 million for the three months ended March 31, 2025 due to generally decreasing forward interest rates during the period, resulting in increased gains of approximately $4.3 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

The increase in general and administrative expenses for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to an increase of approximately $94,000 in professional and consulting fees.

Earnings (losses) from investments in unconsolidated entities represent our proportionate share of net loss of the Construction Lending JV for the period. The Construction Lending JV began activities in April 2025.

Gain on deed in lieu of foreclosures represents our gain as a result of the deed in lieu of foreclosure of the SC MF Properties during the three months ended March 31, 2026. The gain was equal to the excess amount of the appraised value of the real estate assets acquired over our amortized cost basis of the Windsor Shores MRB and taxable MRB and The Ivy Apartments (a/k/a Century Plaza Apartments) MRB.

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

	For the Three Months Ended March 31,
	2026			2025
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$841,936	$12,651	6.0%	$939,284	$14,501	6.2%
Governmental issuer loans	138,758	2,364	6.8%	172,505	3,135	7.3%
Property loans	46,372	892	7.7%	44,244	709	6.4%
Other investments	92,110	1,657	7.2%	52,139	993	7.6%
Total interest-earning assets	$1,119,176	$17,564	6.3%	$1,208,172	$19,338	6.4%
Other income		774			959
Non-investment income		383			396
Total revenues		$18,721			$20,693

Interest-bearing liabilities:
Lines of credit	$55,983	$851	6.1%	$16,264	$283	7.0%
Fixed TEBS financing	223,975	2,235	4.0%	236,141	2,365	4.0%
Fixed TEBS Residual financing	46,720	837	7.2%	52,280	936	7.2%
Fixed 2024 PFA Securitization Transaction	55,257	678	4.9%	75,006	921	4.9%
Variable TOB financing	568,512	5,695	4.0%	645,486	7,634	4.7%
Realized (gains) losses on interest rate swaps, net	N/A	39	N/A	N/A	(763)	N/A
Total interest-bearing liabilities	$950,447	$10,335	4.3%	$1,025,177	$11,376	4.4%
Net interest spread (1)		$7,229	2.6%		$7,962	2.6%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		10,296			12,139
Amortization of deferred finance costs		348			310
Total interest expense		$10,644			$12,449
(1)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized (gains) losses on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the periods indicated, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Three Months Ended March 31, 2026 vs. 2025
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(1,850)	$(1,503)	$(347)
Governmental issuer loans	(771)	(613)	(158)
Property loans	183	34	149
Other investments	664	761	(97)
Total interest-earning assets	$(1,774)	$(1,321)	$(453)

Interest-bearing liabilities:
Lines of credit	$568	$691	$(123)
Fixed TEBS Financing	(130)	(130)	-
Fixed TEBS Residual Financing	(99)	(99)	-
Fixed 2024 PFA Securitization Transaction	(243)	(243)	-
Variable TOB trust financing	(1,939)	(910)	(1,029)
Realized gains on interest rate swaps, net	802	N/A	802
Total interest-bearing liabilities	$(1,041)	$(691)	$(350)
Net interest spread change	$(733)	$(630)	$(103)

Operational matters

See the section in this Item 2 titled “Portfolio Information” for discussion of physical and economic occupancy results and trends for our MRB and GIL investments.

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs as of March 31, 2026.

Our sole student housing property securing an MRB, Live 929 Apartments, was 94% occupied as of March 31, 2026, and is current on MRB debt service. The property is approximately 52% preleased for the 2026-2027 academic year which is ahead of pace of leasing in prior years. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. The property is expected to pay all operating expenses and debt service from operating cash flows for the 2026-2027 academic year.

We own various MRBs and taxable MRBs that finance the construction or rehabilitation of affordable multifamily properties. We regularly monitor construction progress at the underlying properties and have noted no material cost overruns or supply chain disruptions for either construction materials or labor. Borrowers for all such MRBs are current on debt service as of March 31, 2026. In many instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default.

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

As of March 31, 2026, we owned two MRBs with aggregate outstanding principal of $66.2 million, with an outstanding commitment to provide additional funding of $750,000 on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 164 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. As of March 31, 2026, the Partnership also had a property loan with a principal balance of $7.3 million used to facilitate the purchase of a portfolio of nine essential healthcare support buildings located in eastern Pennsylvania. The loan is subordinate to the senior debt of the borrower and secured by a first priority security interest in master lease payments guaranteed by an investment grade healthcare system.

The following table compares the operating results for the Seniors and Skilled Nursing Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$1,255	$1,232	$23	1.9%
Expenses:
Provision for credit losses	(2)	7	(9)	-128.6%
Interest expense	576	652	(76)	-11.7%
Net result from derivative transactions	(255)	532	(787)	-147.9%
Total expenses	319	1,191	(872)	-73.2%
Segment net income	$936	$41	$895	2182.9%

Comparison of the Three Months Ended March 31, 2026 and 2025

Total revenues increased for the three months ended March 31, 2026 as compared to the same period in 2025 due to higher average principal balances of approximately $2.4 million.

The provision for credit losses was minimal for the three months ended March 31, 2026 and 2025.

Interest expense decreased for the three months ended March 31, 2026 as compared to the same period in 2025 primarily due to lower average interest rates on debt financing.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Realized (gains) losses on derivatives, net	$(19)	$(84)
Unrealized (gains) losses on derivatives, net	(236)	616
Net result from derivative transactions	$(255)	$532

Realized gains on derivatives, net, decreased during the three months ended March 31, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $235,000 for the three months ended March 31, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $616,000 for the three months ended March 31, 2025 due to generally decreasing forward interest rates during the period, resulting in increased gains of approximately $851,000 between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$357	$2,397	$(2,040)	-85.1%
Expenses:
Interest expense	937	396	541	136.6%
Other income:
Gain on sale of investments in unconsolidated entities	-	5	(5)	-100.0%
Earnings (losses) from investments in unconsolidated entities	(4,948)	(992)	(3,956)	398.8%
Segment net income (loss)	$(5,528)	$1,014	$(6,542)	-645.2%

Comparison of the Three Months Ended March 31, 2026 and 2025

The decrease in total revenues for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to the following:

•
A decrease of approximately $2.2 million of investment income due to a preferred return distribution from Vantage at Loveland in March 2025; and
•
An increase of approximately $169,000 in investment income related to preferred returns on equity contributions during 2025 and 2026.

Interest expense for the three months ended March 31, 2026 and 2025 is related to our General LOC that is primarily secured by the JV Equity Investments. The increase in interest expense is primarily due to higher average outstanding balances.

There was no gain on sale of investments in unconsolidated entities for the three months ended March 31, 2026. The gain on sale of investments in unconsolidated entities for the three months ended March 31, 2025 is related to final settlement of the Vantage at Coventry sale that occurred in January 2023.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the three months ended March 31, 2026 as compared to the same period in 2025 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties began primary operations in mid to late 2025. Depreciation and amortization expense accounted for approximately $1.9 million and $394,000 of our proportionate share of losses for the three months ended March 31, 2026 and 2025, with the remaining losses related to non-capitalized interest expense and general operating expenses.

Strategic Matters

As noted in the “Executive Summary” section of this Item 2, we are focused on implementing our strategy to reduce our capital allocation to market rate multifamily JV Equity Investments. We and the respective managing members are managing the remaining portfolio of market rate multifamily investments to maximize sales prices and returns to the extent possible, with our return of capital from the sale of these investments to be redeployed into primarily tax-exempt MRB investments.

We remain positive on the market rate senior housing segment of the market. We believe market rate seniors housing industry trends, potential resident demographics, and expected returns remain encouraging, so we will continue to evaluate joint venture equity investment opportunities in the seniors housing segment, though in lower volume than our historical capital allocation to market rate multifamily investments. We have seen strong lease-up at Valage Senior Living Carson Valley with the property over 80% leased on a combined basis with the assisted living component at 100% leased as of March 31, 2026. In December 2025, we closed on a new market rate seniors housing JV Equity Investment for Valage Mt. Rose in Reno, NV. This is our second seniors housing investment with the Valage Development group.

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

Sales Activity

The leasing market pressures noted in the “Executive Summary” section of this Item 2 and further discussed below have made it more difficult for the respective managing members of our stabilized JV Equity Investments to sell stabilized properties, resulting in longer than expected investment holding periods and lower sales prices. In addition, less available and more expensive debt capital has had pronounced effects on the multifamily capital markets, making property acquisitions by potential buyers harder to finance. Accordingly, we have observed increasing capitalization rates in recent periods resulting in lower property valuations versus the sales prices that were achieved for prior JV Equity Investments sold in 2022 and 2023. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale and is dependent on the sales prices of the related properties. After the current peak in new supply peaks, we expect net rents and occupancy to increase, capitalization rates to decline, and property valuations to increase. Such a recovery is subject to various macroeconomic and local market conditions.

Property Operations & Construction

The “Portfolio Information” section in this Item 2 contains various occupancy and other operational information relating to the JV Equity Investments. Of our 12 current JV Equity Investments (inclusive of Vantage at San Marcos), 9 have completed construction and 3 are in the planning stage.

As of March 31, 2026, there were no JV Equity Investments that were under construction. Persistently high interest rates in 2023 through now have caused actual interest costs during construction to exceed original budgets at certain properties. We have noted that such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments to address the higher than budgeted interest costs. In addition, high levels of new unit supply and declining market rents in certain local markets have prolonged the lease-up phase of certain properties such that operating cash flows are insufficient to pay all construction loan debt service. Under the individual property operating agreements, as additional capital is required, the parties will mutually agree on how to fund additional capital. During 2025, we contributed additional net equity totaling $2.0 million across six of our JV Equity Investments above our original equity commitments. In addition, we contributed additional net equity totaling $12.2 million across five of our JV Equity Investments during January through April 2026. The additional equity was primarily used to pay additional interest costs, certain property taxes, and operating shortfalls. We may contribute additional equity to certain JV Equity Investments during the remainder of 2026, though the ultimate amount is uncertain. The amount of such additional funding, if any, will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, overall operating results of the underlying properties, and opportunities for property sales. We plan to contribute additional funds from unrestricted cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

MF Properties Segment

As of December 31, 2025, the Partnership did not own any MF Properties. In January and February 2026, we acquired the four SC MF Properties via deed in lieu of foreclosure or our prior MRB investments. The four properties are The Park at Sondrio Apartments in Greenville, SC; The Park at Vietti Apartments in Spartanburg, SC; Windsor Shores Apartments in Columbia, SC; and The Ivy Apartments (a/k/a Century Plaza Apartments) in Greenville, SC. Each property is 99.99% owned by the Partnership via various subsidiaries. Each property has a 0.01% member that is a non-profit entity, which will allow us to pursue a regulatory agreement to continue operating the properties subject to rental restrictions in exchange for an abatement of real estate taxes. The SC MF Properties are consolidated in the Partnership’s condensed consolidated financial statements. We have engaged a third-party property management company to manage the day-to-day operations of each property. We intend to operate the property to maximize the value of our investments, at which time we may look to sell the properties.

The Partnership previously owned the Suites on Paseo MF Property until the property was sold in December 2023 and there is no continuing involvement with the property. The Partnership previously sold The 50/50 MF Property to an unrelated non-profit organization in December 2022 in exchange for a seller financing property loan which is included in the MF Properties Segment.

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
MF Properties
Total revenues	$1,451	$-	$1,451	N/A
Expenses:
Real estate operating (exclusive of items shown below)	828	-	828	N/A
Depreciation and amortization	2,746	-	2,746	N/A
Interest expense	1,010	-	1,010	N/A
Net result from derivative transactions	(374)	-	(374)	N/A
Total expenses	4,210	-	4,210	N/A
Income (loss) before income taxes	(2,759)	-	(2,759)	N/A
Income tax benefit	(3)	(3)	-	0.0%
Segment net income (loss)	$(2,756)	$3	$(2,759)	-91966.7%

Results for the three months ended March 31, 2026 primarily related to the four MF Properties acquired during the first quarter of 2026. Depreciation expense was approximately $1.2 million for the three months ended March 31, 2026. Amortization of in-place lease assets was approximately $1.6 million for the three months ended March 31, 2026.

There were no MF Properties owned during the three months ended March 31, 2025, so reported operations are minimal.

There was minimal income tax expense to report for the MF Properties segment for three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

We continually evaluate our potential sources and uses of liquidity, including current and potential future developments related to market interest rates and the general economic and geopolitical environment. The information below is based on our current expectations and projections about future events and financial trends, which could materially differ from actual results. See the discussion of Risk Factors in Item 1A of the Partnership’s Form 10-K for the year ended December 31, 2025 for further information.

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

Our long-term liquidity requirements will be primarily for maturities of debt financings and mortgages payable, funding purchases of additional investment assets (net of leverage secured by the investment assets), and repayments of our secured lines of credit balances. We expect to meet these liquidity requirements primarily through refinancing of maturing debt financings with the same or similar lenders; contractual principal and interest payments from our investments; and proceeds from asset redemptions and sales in the normal course of business. In addition, we will consider the issuance of additional BUCs, Series A-1 Preferred Units, Series B Preferred Units, or other series of limited partnership interests in the Partnership based on needs and opportunities for executing our strategy.

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

Unrestricted Cash on Hand

As of March 31, 2026, we reported unrestricted cash on hand of approximately $20.6 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $6.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investment Assets

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of March 31, 2026. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Secured Lines of Credit

We maintain a General LOC with a commitment of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional $10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of March 31, 2026. The outstanding balance of the General LOC was $50.0 million as of March 31, 2026 with no amounts available to be drawn. The General LOC has a maturity date of June 2027, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain an Acquisition LOC with a commitment of up to $80.0 million that may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans), or master lease agreements guaranteed by investment grade tenants. Advances on the Acquisition LOC are generally due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of March 31, 2026. The outstanding balance of the Acquisition LOC was approximately $40.0 million and approximately $40.0 million was available to be drawn as of March 31, 2026, subject to posting of additional collateral. The Acquisition LOC has a maturity date of June 2027, with two one-year extension options, subject to certain terms and conditions.

Proceeds from the Redemption or Sale of Assets

We may, from time to time, experience redemptions of or execute sales of our investments in MRBs, GILs, property loans, JV Equity Investments, and MF Properties consistent with our strategic plans. Borrowers on certain of our MRBs, GILs, and property loans have the right to prepay amounts outstanding prior to contractual maturity which would result in the return of our capital, net of repayment of the related leverage.

Most GIL and taxable GIL investments have maturity dates within the next 12 months, which are committed to be purchased by Freddie Mac, through a servicer, or repaid by the borrower on or before the maturity date at prices equal to the principal outstanding plus accrued interest. Such proceeds will be primarily used to repay our related debt financing, with residual proceeds available to us for general use. We regularly monitor the progress of the underlying properties and the likelihood of redemption upon maturity and currently have no concerns regarding repayment. Borrowers may request extensions of GIL maturity dates which are contingent upon our approval, payment of an extension fee, and obtaining an approval of Freddie Mac to extend the maturity date of the forward purchase commitment.

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

Our JV Equity Investments are passive in nature and decisions on when to sell an individual property are made by our joint venture partner based on its view of the local market conditions and current leasing trends. The completion of sale is dependent on the identification of a buyer and the negotiation of a price deemed acceptable by the joint venture partner and the Partnership. Once a buyer is selected, the period for negotiation of the sales contract, buyer due diligence, and satisfaction of closing requirements can range from two to six months. We are entitled to proceeds upon the sales of JV Equity Investments in accordance with the terms of the entity operating agreement.

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured lines of credit. We may obtain leverage for these investments by posting the investments as security. As of March 31, 2026, our primary unleveraged assets were certain MRBs and taxable MRBs with a carrying value totaling approximately $4.3 million.

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

Under the terms of our Partnership Agreement, we are authorized to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. Additionally, we are authorized to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. As of May 8, 2026, the market capitalization of our BUCs was $127.5 million and the book value of our outstanding Series A-1 Preferred Units and Series B Preferred Units was $55.0 million and $47.5 million, respectively. At these levels, we are not currently authorized to issue additional Series A-1 Preferred Units or Series B Preferred Units, though we may be able to issue such units in the future if there is sufficient increase in market capitalization of our BUCs.

We have one registration statement on Form S-3 covering the offering of Series B Preferred Units that has been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offering:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of March 31, 2026	Remaining Units Available to Issue as of March 31, 2026
Series B	September 2024	September 2027	$10.00	5.75%	Sixth anniversary	2,500,000	7,500,000	(1)

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
•
Redemptions of Preferred Units; and
•
Other contractual obligations.

General and Administrative Expenses

We use cash to pay general and administrative expenses of our operations and real estate operating expenses of our MF Properties. For additional details, see Item 1A, “Risk Factors” in the Partnership’s the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 and the section captioned “Cash flows from operating activities” in the condensed consolidated statements of cash flows set forth in Item 1 of this Report. General and administrative expenses are typically paid from unrestricted cash on hand and operating cash flows.

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and seniors housing JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on many factors including, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of March 31, 2026:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Commitment	Remaining Commitment as of March 31, 2026	Remainder of 2026	2027	Interest Rate		Related Debt Financing (2)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$750,000	$750,000	$-	6.25%		Variable TOB

Taxable Mortgage Revenue Bonds
Residency at Empire Series BB-T	December 2022	June 2026	$9,404,500	$5,304,500	$5,304,500	$-	7.45%		Variable TOB
Gateway and Yarbrough Predevelopment Project	June 2025	July 2026	2,000,000	1,200,000	1,200,000	-	9.00%		N/A
Subtotal			11,404,500	6,504,500	6,504,500	-

Governmental Issuer Loans
Residency at Sky Village Hollywood	December 2025	December 2030	34,000,000	5,000,000	5,000,000	-	SOFR + 3.20%	(3)	(5)

Property Loans
Sandoval Flats	November 2024	December 2027 (4)	$29,846,000	$28,846,000	$19,560,000	$9,286,000	7.48%		(5)

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	N/A		N/A
Freestone Greeley (7)	October 2022	N/A	16,035,710	10,562,345	10,562,345	-	N/A		N/A
Valage Senior Living Mt. Rose	December 2025	N/A	14,541,973	7,024,410	7,024,410	-	N/A		N/A
Subtotal			40,492,212	26,530,669	26,530,669	-

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (4)	$21,921,000	$21,921,000	$-	$21,921,000	6.875%		N/A

Total Commitments			$181,663,712	$89,552,169	$58,345,169	$31,207,000

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
(3)
The variable index interest rate component is subject to an all-in floor of 6.95%. The borrower has the option to convert to fixed rate within 210 days of closing equal to the greater of (a) the 5-year SOFR Swap Rate + 3.40% or (b) 6.95%.
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
(7)
A development site has been identified, and land has been acquired for these properties. The Partnership’s joint venture partners are evaluating the highest and best use for the development sites as of March 31, 2026, which may include a sale of the land or the commencement of construction. The timing of any funding commitment is uncertain and the Partnership’s remaining funding commitment will be terminated if the land is sold.

We are also committed to fund 10% of the capital for the Construction Lending JV with the remainder to be funded by third-party investors with each party contributing its proportionate capital contributions upon funding of future investments. Our capital will be contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. Our maximum remaining capital commitment to the Construction Lending JV is approximately $14.7 million as of March 31, 2026.

In addition, we will consider providing additional financing to borrowers on our debt investments or additional equity to our JV Equity Investments above our original commitments if requested by the borrowers and managing members, respectively, on a case-by-case basis. When considering whether to fund such requests, we will consider various factors including, but not limited to, the economic return on additional investments in the entity, the impact to the Partnership’s credit and investment risk from either funding or withholding funding, and the requesting entity’s other available sources of funding. From January through April 2026, we contributed additional equity totaling $12.2 million across five JV Equity Investments. The additional capital was used to cover higher than anticipated interest costs, loan refinancing costs, and certain operating expenses resulting from longer holding periods. We anticipate making additional investments in certain JV Equity Investments during 2026, though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds from unrestricted cash on hand or other currently available liquidity sources.

Debt Service on Debt Financings, Mortgages Payable and Secured Lines of Credit

Our debt financing arrangements consist of various secured financing transactions to leverage our portfolio of MRB, taxable MRB, GIL, taxable GIL and certain property loan investment assets. The financing arrangements generally involve the securitization of these investment assets into trusts whereby we retain beneficial interests in the trusts that provide us certain rights to the underlying investment assets. The senior securities are sold to unaffiliated parties in exchange for debt proceeds. The senior securities require periodic interest payments that may be fixed or variable, depending on the terms of the arrangement, and scheduled principal payments. We are required to fund any shortfall in principal and interest payable to the senior securities of the TEBS Financings in the case of non-payment, forbearance or default of the borrowers’ contractual debt service payments of the related MRBs, up to the value of our residual interests. In the case of forbearance or default on an underlying investment asset in a TOB trust financing, we may be required to fund shortfalls in principal and interest payable to the senior securities, repurchase a portion of the outstanding senior securities, or repurchase the underlying investment asset and seek alternative financing. We anticipate that cash flows from the securitized investment assets will fund normal, recurring principal and interest payments to the senior securities and all trust-related fees.

When possible, we structure the debt financing maturity dates associated with our GIL, taxable GIL, and property loan investments to match the investment maturity dates such that investment redemption proceeds will redeem the outstanding debt financing.

Our debt financing arrangements include various fixed rate and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed rate and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed rate and variable rate debt financings as of March 31, 2026 and December 31, 2025:

		March 31, 2026			December 31, 2025
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal		% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$325,203,981		35.1%	$326,360,968	32.0%
Variable (1)	Variable (1)	26,736,000		2.9%	23,536,000	2.3%
Fixed	Variable	226,915,749	(3)	24.5%	216,874,407	21.3%
Fixed	Variable - Hedged (2)	348,553,251		37.5%	452,368,593	44.4%
Total		$927,408,981			$1,019,139,968
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
(3)
Approximately $187.7 million of this amount relates to investment assets with maturity dates on or before December 2026.

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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling approximately $246,000 and $847,000 during the three months ended March 31, 2026 and 2025, respectively.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of March 31, 2026. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps as of March 31, 2026 (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2026	$345,805,132
2027	261,443,332
2028	119,755,466
2029	83,152,299
2030	28,852,800
2031	21,205,500
2032	18,931,333
2033	15,863,500
2034	11,755,833
2035	9,145,833
2036	9,066,667
2037	8,983,333
2038	8,893,333
2039	8,833,333

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement with the lender based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had approximately $60,000 of net cash collateral returned to us by Mizuho during the three months ended March 31, 2026. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps generally change inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

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

In the first quarter of 2026, we executed a new mortgage payable with two financial institutions secured by our ownership interests in four SC MF Properties. The mortgage payable requires monthly interest payments and has a maturity date in December 2027, with a one-year extension option, subject to meeting certain conditions. We are also subject to certain financial covenants where principal paydowns are required if the MF Properties fail to achieve certain debt service coverage ratios. We may prepay any or all the outstanding principal balance without penalty on or after December 31, 2026.

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

The table below summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of March 31, 2026. The reported maturities for each individual debt financing are based on the earlier of contractual payments of the underlying securitized assets or the stated maturity date of the debt financing.

	Secured Lines of Credit	Debt Financing	Mortgages Payable	Total
Remainder of 2026	$39,950,000	$272,957,664	$231,679	$313,139,343
2027	50,000,000	194,999,408	84,000,000	328,999,408
2028	-	133,928,221	-	133,928,221
2029	-	19,829,116	-	19,829,116
2030	-	44,030,059	-	44,030,059
Thereafter	-	261,664,513	-	261,664,513
Total	$89,950,000	$927,408,981	$84,231,679	$1,101,590,660

The table above is as of March 31, 2026, and does not reflect the various debt financing transactions that occurred in April 2026 that are disclosed in Note 25 of the condensed consolidated financial statements.

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

On March 18, 2026, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.14 per BUC to unitholders of record on March 31, 2026 and payable on April 30, 2026.

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

Cash Flows

In the three months ended March 31, 2026, we used cash of $22.5 million, which was the net result of $107,000 used in operating activities, $15.8 million used in investing activities, and $6.6 million used in financing activities.

Cash used in operating activities totaled $107,000 for the three months ended March 31, 2026, as compared to $11.0 million generated for the three months ended March 31, 2025. The change between periods was due to the following factors:

•
A decrease of $1.1 million in net income;
•
A decrease of $6.6 million related to changes in the preferred return receivable from unconsolidated entities;
•
A total decrease of $1.9 million in non-cash provisions for credit loss and loan loss;
•
A decrease of $5.4 million related to an increase in the unrealized gain on interest rate derivatives;
•
A decrease of $560,000 related to changes in the Partnership's working capital;
•
An increase of $3.9 million related to an increase in the Partnership's net losses from investments in unconsolidated entities; and
•
An increase of $2.7 million related to depreciation and amortization.

Cash used in investing activities totaled $15.8 million in the three months ended March 31, 2026, as compared to cash generated of $60.7 million in the three months ended March 31, 2025. The change between periods was primarily due to the following factors:

•
A net decrease of $110.1 million of cash due to overall lower paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A decrease of $4.9 million of cash due to greater contributions to unconsolidated entities;
•
A decrease of $11.4 million of cash due to lower proceeds from the sale of investments in unconsolidated entities;
•
A decrease of $2.1 million of cash due to lower proceeds from the return of investments in unconsolidated entities;
•
A decrease of $1.4 million of cash due to proceeds from the sale of land held for development during the three months ended March 31, 2025; and
•
A net increase of $52.2 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans.

Cash used in financing activities totaled $6.6 million in the three months ended March 31, 2026, as compared to cash used of $38.5 million in the three months ended March 31, 2025. The change between periods was primarily due to the following factors:

•
A decrease of $20.0 million of cash related to proceeds from the issuance of Preferred Units during the three months ended March 31, 2025;
•
An increase of approximately $2.7 million of cash due to lower distributions paid;
•
A decrease of approximately $873,000 of cash due to lower debt financing costs paid;
•
A net increase of $19.5 million of cash due to higher proceeds on the secured lines of credit;
•
A net increase of $85.4 million due to higher proceeds on mortgages payable; and
•
A net decrease of $54.7 million of cash due to less proceeds from debt financing.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum Leverage Ratio, as established by the Board of Managers. The Board of Managers retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of March 31,2026, our overall Leverage Ratio was approximately 75%.

Off Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of March 31, 2026, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties, and for the Construction Lending JV. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our condensed consolidated financial statements.

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

The Partnership’s critical accounting estimates are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of March 31, 2026:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford	$34,185,000	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,500,000	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Poppy Grove I	56,846,000	4/1/2026	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove II	33,191,300	4/1/2026	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Poppy Grove III	63,600,000	5/1/2026	10149 Bruceville Road	Elk Grove	Sacramento	CA	95624
Residency at Empire (2)	83,100,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	76,000,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer	28,200,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
Residency at Sky Village Hollywood	30,000,000	12/31/2030	5645 Fernwood Avenue	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Wellspring Apartments	3,900,000	9/1/2039	1500 East Anaheim Street	Long Beach	Los Angeles	CA	90813
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
MaryAlice Circle	3,050,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Jackson Manor Apartments	4,828,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Agape Helotes	13,322,339	1/1/2065	9311 FM 1560 N	San Antonio	Bexar	TX	78254
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,147,160	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,899,048	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,743,037	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,422,805	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,670,016	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
Aventine Apartments	9,500,000	6/1/2031	211 112th Ave	Bellevue	King	WA	98004
	$887,004,705
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
(3)
The Partnership committed to provide total funding of MRBs up to $64.0 million and a taxable MRB up to $12.0 million during the acquisition and rehabilitation phase of the property on a draw-down basis. The taxable MRB has a maturity date of 7/1/2026. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $44.1 million and will have a maturity date of 3/31/2040.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of March 31, 2026 are related to interest rate risk and credit risk. We also have exposure to valuation and reinvestment risks. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans, and our debt financing, and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Interest Rate Risk

The Federal Reserve has held the federal funds rate steady at a target range for the federal funds rate of 3.50-3.75% in recent quarters. Recent federal funds rate decisions have not been unanimous as there are differing views among board members with certain subsets wanting to hold rates steady or further reduce rates. The Federal Reserve continues to evaluate economic data in assessing whether to make further changes to the federal funds rate, which in turn, influences market expectations for current and future interest rate levels. It is uncertain if additional federal funds rate reductions will occur in the near term. Changes in short-term interest rates will generally result in similar changes in the interest cost associated with our variable debt financing arrangements, though such changes are expected to be offset by changes in net receipts on our interest rate swap portfolio.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of March 31, 2026:

Description	- 100 basis points	- 50 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$2,779,201	$1,389,600	$(1,389,600)	$(2,779,201)	$(5,558,402)
Other Financings & Derivatives	(1,617,420)	(808,710)	808,710	1,617,420	3,234,840
Variable Rate Investments	(425,508)	(212,754)	212,754	425,508	851,017
Net Interest Income Impact	$736,273	$368,136	$(368,136)	$(736,273)	$(1,472,545)

Per BUC Impact (1)	$0.032	$0.016	$(0.016)	$(0.032)	$(0.063)
(1)
The net interest income impact per BUC calculated based on 23,266,619 BUCs outstanding as of March 31, 2026.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized (gains) losses on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of March 31, 2026, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to finance the acquisition of many of our fixed income assets. Approximately 65% of our leverage bears interest at short term variable interest rates. Our remaining 35% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 4% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

Credit risk is also present in the geographical concentration of the properties securing our MRB investments. We have significant geographic concentrations in Texas, California, and South Carolina. The table below summarizes the geographic concentrations in these states as a percentage of the total MRB principal outstanding:

	March 31, 2026	December 31, 2025
California	35%	31%
Texas	30%	27%
South Carolina	4%	15%

Our GIL and taxable GIL investments are also geographically concentrated, with all such investments located in California as of March 31, 2026.

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 23 basis points across the curve as of March 31, 2026 compared to December 31, 2025. The 10 year United States Treasury yield increased 12 basis points and the 30 year United States Treasury yield increased 4 basis points during the first three months of 2026. The 5 year and 10 year SOFR swap rate increased 16 and 6 basis points, respectively, during the first three months of 2026. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of March 31, 2026:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$889,693	2.7%	- 9.7%	3.0%	-10.7%	$18,522

Real Estate Valuation Risk

Our JV Equity Investments fund the construction, stabilization and sale of market-rate multifamily real estate. We are also exposed to real estate valuation risk on our MF Properties investments. The realizable property values for such investments are primarily dependent upon the value of a property to prospective buyers at the time of its sale, which may be impacted by market capitalization rates, the operating results of the property, local market conditions and competition, and interest rates on mortgage financing. We have noticed market capitalization rates are trending upward due to, though not limited to, the current economic environment and elevated market interest rates. We have also noted that rental rates may be decreasing in certain markets, particularly in Texas, which would lower property operating results leading to a reduction in property valuations. Operating results of real estate properties may be affected by many factors, such as the number of tenants, the rental and fee rates, insurance availability and cost, operating expenses, the cost of repairs and maintenance, taxes, debt service requirements, competition from other similar multifamily rental properties and general and local economic conditions. In addition, all outstanding financing directly secured by such real estate properties must be repaid upon sale.

Lower sales proceeds may prevent us from collecting our accrued preferred return or the return of our original investment equity, which would result in realized losses on our investments.

Our current portfolio of JV Equity Investments is geographically concentrated with six of our 11 investments located in Texas. Our MF Properties investments are geographically concentrated with all four properties located in South Carolina. Such concentration exposes us to potentially negative effects of local or regional economic downturns in those markets, which could prevent us from realizing returns on our investments and recovery of our investment capital.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that the Partnership’s disclosure controls and procedures were not effective was due to the presence of material weaknesses in the Partnership’s internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as previously disclosed in Part II, Item 9A of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”). In light of the material weaknesses identified by the Partnership, management of the Partnership has performed additional analyses and procedures in order to conclude that its condensed consolidated financial statements as of and for the three months ended March 31, 2026 are fairly presented, in all material respects, in accordance with GAAP, as further described below.

Description of Material Weaknesses and Management’s Remediation Efforts

As previously disclosed in “Part II, Item 9A. Controls and Procedures” of the Partnership’s 2025 Annual Report on Form 10-K, the Partnership identified a material weakness with respect to the misapplication of accounting guidance for investments accounted for using the equity method. Specifically, the weakness related to the operating effectiveness of quarterly controls for recording preferred return investment income, the Partnership’s proportionate share of earnings (losses) from investments in unconsolidated entities, and the capitalization of interest costs as a basis difference related to equity method investees that are undergoing development activities. This material weakness resulted in an aggregate immaterial error in the reporting of such items in prior periods beginning in the third quarter of 2022, which was corrected prospectively in the consolidated financial statements as of December 31, 2025. However, this control deficiency created a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis, and therefore we concluded that the deficiency constituted a material weakness in our internal control over financial reporting. As of the date of this report, management believes all measures to appropriately enhance its controls and procedures have been completed. In this regard, the Partnership redesigned the calculations for all impacted equity method investees, quantified the impacts to all periods, individually and in the aggregate, and established additional reviews of related calculations and control operation. In performing this redesign, the Partnership identified the amount of aggregate errors for all investments and for all periods through December 31, 2025 and established updated calculations and control procedures to avoid similar errors in future periods. However, the material weakness will not be considered fully remediated until the enhanced controls related to the material weakness operate for a sufficient amount of time and management has concluded that these controls are operating effectively. Therefore, the Partnership’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Partnership’s disclosure controls and procedures were not effective. Despite the foregoing, the Partnership’s management has concluded the financial statements fairly present in all material respects, the Partnership’s financial condition, results of operations, and cash flows as of the dates, and for the periods, presented in this Form 10-Q, in conformity with GAAP.

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting, other than the remediation activities described above and discussed in further detail in “Part II, Item 9A. Controls and Procedures” of the Partnership’s 2025 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2025, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the three months ended March 31, 2026.

Item 5. Other Information.

Trading Plans

During the quarter ended March 31, 2026, no Manager or executive officer of the Partnership (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1

First Amendment to Loan Agreement dated February 27, 2026 between Borrower and BankUnited, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on March 5, 2026).

10.2

Promissory Note dated February 27, 2026 between Borrower and payable to BankUnited, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 001-41564), filed by the Partnership on March 5, 2026).

10.3

Promissory Note dated February 27, 2026 between Borrower and payable to ServisFirst Bank (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 001-41564), filed by the Partnership on March 5, 2026).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 31, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the periods ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: May 11, 2026	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: May 11, 2026	By:	/s/ Jesse A. Coury
Jesse A. Coury
Chief Financial Officer