Form 10-Q
period 2026-06-30
Greystone Housing Impact Investors LP
filed 2026-08-10
CIK 1059142

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, the registrant had 23,562,510 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

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

QAP - Qualified allocation plan.

Report - This Quarterly Report on Form 10-Q for the quarter ended June 30,2026, unless otherwise specified.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$30,913,482	$39,502,187
Restricted cash	10,594,834	15,383,782
Interest receivable, net	6,530,237	7,276,781
Mortgage revenue bonds, at fair value (Note 4)	890,980,554	1,007,904,386
Governmental issuer loans
Governmental issuer loans (Note 5)	36,500,000	138,757,835
Allowance for credit losses (Note 10)	-	(609,000)
Governmental issuer loans, net	36,500,000	138,148,835
Property loans
Property loans (Note 6)	56,392,208	53,599,227
Allowance for credit losses (Note 10)	(3,927,115)	(3,477,134)
Property loans, net	52,465,093	50,122,093
Investments in unconsolidated entities (Note 7)	156,347,003	146,299,844
Real estate assets, net (Note 8)	110,975,548	3,622,574
Other assets (Note 9)	91,329,874	94,626,796
Total Assets (1)	$1,386,636,625	$1,502,887,278

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$15,429,394	$21,134,155
Distribution payable	3,336,102	5,946,547
Secured lines of credit (Note 12)	95,800,000	80,850,000
Debt financing, net (Note 13)	822,456,473	1,015,095,423
Mortgages payable, net (Note 14)	83,419,421	231,679
Total Liabilities (1)	1,020,441,390	1,123,257,804

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $102.5 million redemption value, 10.2 million issued and outstanding, net (Note 17)	102,423,251	102,410,507

Partnersʼ Capital:
General Partner (Note 1)	(134,471)	-
Beneficial Unit Certificates (Note 1)	263,906,455	277,218,967
Total Partnersʼ Capital	263,771,984	277,218,967
Total Liabilities and Partnersʼ Capital	$1,386,636,625	$1,502,887,278
(1)
The condensed consolidated balance sheets include assets of consolidated VIEs that can only be used to settle obligations of these VIEs that totaled $1,007,854,513 and $1,246,799,233 as of June 30, 2026 and December 31, 2025, respectively. The condensed consolidated balance sheets include liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Partnership that totaled $328,681,368 and $331,318,784 as of June 30, 2026 and December 31, 2025, respectively. See Note 3 - Variable Interest Entities for further detail.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Investment income	$14,711,034	$20,038,047	$31,150,190	$41,113,620
Other interest income	3,217,146	2,558,264	6,339,707	4,846,429
Property revenues	2,078,727	-	3,527,852	-
Contingent interest income	-	208,059	-	208,059
Other income	1,179,273	-	1,953,634	958,825
Total revenues	21,186,180	22,804,370	42,971,383	47,126,933
Expenses:
Real estate operating	1,342,991	-	2,170,626	-
Provision for credit losses (Note 10)	(372,582)	9,052,734	(2,450,459)	8,880,734
Depreciation and amortization	3,272,248	2,646	6,018,640	6,188
Interest expense	13,387,124	13,901,191	26,555,270	27,398,485
Net result from derivative transactions (Note 15)	(2,081,363)	1,379,216	(3,646,002)	4,415,353
General and administrative	4,041,429	4,674,865	8,692,191	9,245,126
Total expenses	19,589,847	29,010,652	37,340,266	49,945,886
Other income:
Gain on deed in lieu of foreclosures	22,790	-	2,241,813	-
Gain on sale of investments in unconsolidated entities	16,624	195,516	16,624	200,736
Earnings (losses) from investments in unconsolidated entities	(3,161,262)	(2,247,076)	(8,091,362)	(3,239,335)
Loss before income taxes	(1,525,515)	(8,257,842)	(201,808)	(5,857,552)
Income tax benefit	(2,786)	(2,762)	(5,459)	(5,495)
Net loss	(1,522,729)	(8,255,080)	(196,349)	(5,852,057)
Redeemable Preferred Unit distributions and accretion	(1,101,685)	(1,029,649)	(2,203,369)	(1,790,328)
Net loss available to Partners	$(2,624,414)	$(9,284,729)	$(2,399,718)	$(7,642,385)

Net income (loss) available to Partners allocated to:
General Partner	$(22,255)	$(4,030)	$(20,008)	$12,341
Limited Partners - BUCs	(2,643,583)	(9,356,596)	(2,462,559)	(7,787,668)
Limited Partners - Restricted units	41,424	75,897	82,849	132,942
	$(2,624,414)	$(9,284,729)	$(2,399,718)	$(7,642,385)
BUC holders' interest in net loss per BUC, basic and diluted	$(0.11)	$(0.40)	$(0.11)	$(0.34)
Weighted average number of BUCs outstanding, basic	23,266,619	23,171,226	23,266,619	23,171,226
Weighted average number of BUCs outstanding, diluted	23,266,619	23,171,226	23,266,619	23,171,226

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(1,522,729)	$(8,255,080)	$(196,349)	$(5,852,057)
Unrealized gains (losses) on securities	2,335,820	(2,640,785)	(5,690,817)	(8,275,844)
Unrealized gains on bond purchase commitments	888,148	1,833,078	519,811	1,833,078
Comprehensive income (loss)	$1,701,239	$(9,062,787)	$(5,367,355)	$(12,294,823)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$-	23,562,510	$277,218,967	$277,218,967	$39,742,015
Distributions paid or accrued ($0.14 per BUC):
Regular distribution	(33,321)	-	(3,298,751)	(3,332,072)	-
Net income allocable to Partners	2,247	-	222,449	224,696	-
Restricted unit compensation expense	3,938	-	389,832	393,770	-
Unrealized losses on securities	(80,266)	-	(7,946,371)	(8,026,637)	(8,026,637)
Unrealized losses on bond purchase commitments	(3,683)	-	(364,654)	(368,337)	(368,337)
Balance as of March 31, 2026	$(111,085)	23,562,510	$266,221,472	$266,110,387	$31,347,041
Distributions paid or accrued ($0.14 per BUC):
Regular distribution	(33,195)	-	(3,286,284)	(3,319,479)	-
Distribution of Tier 2 income (Note 22)	(4,156)	-	(12,467)	(16,623)	-
Net loss allocable to Partners	(22,255)	-	(2,602,159)	(2,624,414)	-
Restricted unit compensation expense	3,981	-	394,164	398,145	-
Unrealized gains on securities	23,358	-	2,312,462	2,335,820	2,335,820
Unrealized gains on bond purchase commitments	8,881		879,267	888,148	888,148
Balance as of June 30, 2026	$(134,471)	23,562,510	$263,906,455	$263,771,984	$34,571,009

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$98,621	23,270,685	$305,928,145	$306,026,766	$29,924,300
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(87,392)	-	(8,651,832)	(8,739,224)	-
Distribution of Tier 3 income (Note 22)	-	-	(5,220)	(5,220)	-
Net income allocable to Partners	16,371	-	1,625,972	1,642,343	-
Restricted units awarded	-	142,102	-	-	-
Restricted units forfeited	-	(15,350)	-	-	-
Restricted unit compensation expense	2,340	-	231,707	234,047	-
Unrealized losses on securities	(56,351)	-	(5,578,708)	(5,635,059)	(5,635,059)
Balance as of March 31, 2025	$(26,411)	23,397,437	$293,550,064	$293,523,653	$24,289,241
Distributions paid or accrued ($0.30 per BUC):
Regular distribution	(68,324)	-	(6,764,013)	(6,832,337)	-
Distribution of Tier 2 income (Note 22)	(92,852)	-	(278,557)	(371,409)	-
Distribution of Tier 3 income (Note 22)	-	-	(32,165)	(32,165)	-
Net income allocable to Partners	(4,030)	-	(9,280,699)	(9,284,729)	-
Restricted units awarded	-	187,482	-	-	-
Restricted units forfeited	-	(2,466)	-	-	-
Restricted unit compensation expense	5,053	-	500,222	505,275	-
Unrealized losses on securities	(26,407)	-	(2,614,378)	(2,640,785)	(2,640,785)
Unrealized gains on bond purchase commitments	18,331	-	1,814,747	1,833,078	1,833,078
Balance as of June 30, 2025	$(194,640)	23,582,453	$276,895,221	$276,700,581	$23,481,534

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(196,349)	$(5,852,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,018,640	6,188
Amortization of deferred financing costs	919,945	768,696
Gain on sale of investments in unconsolidated entities	(16,624)	(200,736)
(Earnings) losses from investments in unconsolidated entities	8,091,362	3,239,335
Gain on deed in lieu of foreclosures	(2,241,813)	-
Contingent interest realized on investing activities	-	(208,059)
Provision for credit losses	(2,450,459)	8,880,734
Adjustment of prior credit loss	(22,643)	62,224
(Gains) losses on derivative instruments, net of cash paid	(3,343,799)	6,173,941
Restricted unit compensation expense	791,915	739,322
Bond premium, discount and acquisition fee amortization	67,013	192,848
Debt premium amortization	(20,055)	(20,168)
Deferred income tax expense (benefit) & income tax payable/receivable	1,058	(12,884)
Change in preferred return receivable from unconsolidated entities, net	(765,488)	10,028,269
Accrued interest added to property loan principal	(333,799)	-
Changes in operating assets and liabilities:
Decrease in interest receivable	775,305	400,555
(Increase) decrease in other assets	705,029	(565,196)
Decrease in accounts payable, accrued expenses and other liabilities	(6,900,451)	(2,142,588)
Net cash provided by operating activities	1,078,787	21,490,424
Cash flows from investing activities:
Advances on mortgage revenue bonds	-	(36,772,100)
Advances on taxable mortgage revenue bonds	(40,612,500)	(8,200,000)
Advances on governmental issuer loans	(7,500,000)	(18,978,207)
Advances on taxable governmental issuer loans	-	(37,141,300)
Advances on property loans	(2,792,981)	(6,623,733)
Contributions to unconsolidated entities	(17,166,493)	(11,074,707)
Capitalized interest related to unconsolidated entities	(206,540)	(962,018)
Net cash acquired upon deed in lieu of foreclosure of SC MF Properties	604,472	-
Proceeds from sale of land held for development	-	1,354,127
Capital expenditures	(217,779)	-
Proceeds from sale of investments in unconsolidated entities	16,624	24,191,287
Return of investments in unconsolidated entities	-	2,400,696
Principal payments received on mortgage revenue bonds and contingent interest	6,070,823	41,575,145
Principal payments received on governmental issuer loans	109,757,835	116,822,594
Proceeds from sale of governmental issuer loan to Construction Lending JV	-	6,500,000
Principal payments received on taxable mortgage revenue bonds	447,404	356,769
Principal payments received on taxable governmental issuer loans	43,879,465	12,700,000
Proceeds from sale of taxable governmental issuer loan to Construction Lending JV	-	1,000,000
Principal payments received on property loans	-	8,386,000
Net cash provided by investing activities	92,280,330	95,534,553
Cash flows from financing activities:
Distributions paid	(11,463,654)	(19,232,462)
Proceeds from debt financing	29,070,000	82,930,000
Principal payments on debt financing	(222,212,398)	(146,601,820)
Principal borrowing on mortgages payable	84,000,000	-
Principal payments on mortgages payable	-	(1,354,127)
Principal borrowing on secured lines of credit	87,080,000	5,000,000
Principal payments on secured lines of credit	(72,130,000)	(29,852,000)
Proceeds upon issuance of redeemable Preferred Units	-	20,000,000
Decrease in security deposit liability related to restricted cash	(29,815)	-
Debt financing and other deferred costs paid	(1,050,903)	(651,449)
Net cash used in financing activities	(106,736,770)	(89,761,858)
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,377,653)	27,263,119
Cash, cash equivalents and restricted cash at beginning of period	54,885,969	31,305,671
Cash, cash equivalents and restricted cash at end of period	$41,508,316	$58,568,790

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,436,608	$25,854,451
Cash paid during the period for income taxes	-	38,804
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$3,336,102	$7,235,912
Distributions declared but not paid for Preferred Units	1,095,313	1,023,438
Acquisition of real estate assets upon deed in lieu of foreclosure of MRB investments (Note 8)	109,049,928	-
Acquisition of in-place lease assets upon deed in lieu of foreclosure of MRB investments (Note 9)	5,000,072	-
Contingent liability recorded upon deed in lieu of foreclosure of MRB investments (Note 11)	2,053,981	-
Deferred financing costs financed through accounts payable	30,853	89,554
Capital expenditures financed through accounts payable	19,860	-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$30,913,482	$47,469,371
Restricted cash	10,594,834	11,099,419
Total cash, cash equivalents and restricted cash	$41,508,316	$58,568,790

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
•
Greens Hold Co, a wholly owned corporation, which owns certain property loans and owned 100% of The 50/50 MF Property, a prior real estate asset; and
•
GHI South Carolina Holdings LLC, a wholly owned subsidiary of the Partnership, which owns 99.99% of the membership interests of certain limited liability companies that own the Century Plaza Apartments (f/k/a The Ivy Apartments), The Park at Sondrio, The Park at Vietti, and the Windsor Shores Apartments MF Properties. An unaffiliated non-profit entity owns a 0.01% non-controlling interest in each of these MF Properties. The Partnership has determined that such noncontrolling interests are not material to these condensed consolidated financial statements and are not reflected herein.

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025. These condensed consolidated financial statements and notes have been prepared consistently with the 2025 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of June 30, 2026, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2025 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

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

Revisions to Previously Issued Quarterly Financial Statements

In connection with the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2025, the Partnership identified certain immaterial errors in previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2025. The errors related to the sale of The 50/50 MF Property in December 2022 specific to the deferral of gain on sale and valuation of the related assets received and liabilities incurred upon sale; errors in the recognition of preferred return investment income from certain equity method investees; errors in the calculations of the Partnership’s proportionate share of earnings (losses) from certain equity method investees when applying the hypothetical liquidation at book value method; and the capitalization of interest costs as a basis difference related to equity method investees that are undergoing development activities. The Partnership assessed the aggregate effects and materiality of these errors, including the presentation on previously issued quarterly condensed consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections and concluded the errors were not material to previously issued financial statements. The Partnership has voluntarily revised the condensed consolidated financial statements for the quarter ended June 30, 2025 to correct these immaterial errors. The following is a summary of the impacts on financial statement line items for the three and six months ended June 30, 2025:

•
A decrease in investment income of approximately $786,000 and $1.6 million for the three and six months ended June 30, 2025, respectively;
•
A decrease in interest expense of approximately $324,000 and $962,000 for the three and six months ended June 30, 2025, respectively; and
•
An increase in losses from investment in unconsolidated entities of approximately $721,000 and $1.5 million for the three and six months ended June 30, 2025, respectively.

The net impact to income (loss) before income taxes, net income (loss), and net income (loss) available to Partners was a decrease of approximately $1.2 million and $2.1 million for the three and six months ended June 30, 2025, respectively.

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

The Partnership held variable interests in 23 and 24 non-consolidated VIEs as of June 30, 2026 and December 31, 2025, respectively. The following table summarizes the Partnership’s carrying value by asset and maximum exposure to loss associated with its variable interests as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Mortgage revenue bonds	$188,130,990	$186,178,052	$189,169,313	$186,206,660
Taxable mortgage revenue bonds (reported within other assets)	45,632,348	45,900,000	9,811,108	9,800,000
Governmental issuer loans	36,500,000	36,500,000	138,757,835	138,757,835
Taxable governmental issuer loans (reported within other assets)	1,000,000	1,000,000	44,879,465	44,879,465
Property loans	42,524,000	42,524,000	39,824,000	39,824,000
Investments in unconsolidated entities	155,571,790	155,571,790	145,952,838	145,952,838
	$469,359,128	$467,673,842	$568,394,559	$565,420,798

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of June 30, 2026 and December 31, 2025 is equal to the Partnership’s cost basis adjusted for paydowns. The difference between the MRB carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is due to the unrealized gains or losses. The Partnership has remaining taxable MRB funding commitments related to non-consolidated VIEs totaling $6.5 million as of June 30, 2026 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of June 30, 2026 and December 31, 2025 is equal to the Partnership’s carrying value. The Partnership has future GIL, property loan and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $26.8 million, $26.1 million, and $14.5 million, respectively, as of June 30, 2026 (Note 16).

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

As noted previously, the Partnership also makes equity investments in certain entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The investee entities are VIEs for financial reporting purposes and the Partnership is typically not considered the primary beneficiary, making such entities non-consolidated VIEs. Within one of the Partnership’s equity investments, Vantage at San Marcos, the Partnership has additional rights compared to its other equity investments and such rights are considered in the Partnership’s assessment of the primary beneficiary of the VIE. In determining the primary beneficiary of the VIEs, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. For the Vantage at San Marcos investee, the Partnership can currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. The only assets of the VIE are land and capitalized development costs such that if the Partnership were to require the managing member to purchase its equity investment, all underlying assets of the VIE would likely need to be sold, which would significantly impact the VIE’s economic performance. The Partnership would be exposed to gains or losses of the VIE based on the sales price of the underlying asset in relation to the Partnership’s equity investment. As the Partnership meets both the primary beneficiary criteria for the Vantage at San Marcos investee, it is considered the primary beneficiary of the VIE and reports the VIE on a consolidated basis. The Partnership reports the land and capitalized development costs of the VIE within “Real estate assets, net” and a mortgage loan on the property within “Mortgages payable, net” on the Partnership’s condensed consolidated balance sheets. The VIE has not reported any income or expenses during the three and six months ended June 30, 2026 and 2025. If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

The following table summarizes the assets and liabilities of the Partnership’s consolidated VIEs as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Assets:
Restricted cash	$421,739	$484,729
Interest receivable, net	5,108,121	6,776,949
Mortgage revenue bonds, at fair value	888,779,927	1,005,670,497
Governmental issuer loans
Governmental issuer loans	-	109,757,835
Allowance for credit losses	-	(609,000)
Governmental issuer loans, net	-	109,148,835
Property loans
Property loans	46,074,000	46,074,000
Allowance for credit losses	(844,000)	(453,000)
Property loans, net	45,230,000	45,621,000
Real estate assets	2,513,092	2,513,092
Other assets	65,801,634	76,584,131
Total Assets	$1,007,854,513	$1,246,799,233

Liabilities:
Accounts payable, accrued expenses and other liabilities (1)	$6,211,532	$7,440,856
Debt financing (2)	826,151,279	1,019,313,731
Mortgages payable (3)	231,679	231,679
Total Liabilities	$832,594,490	$1,026,986,266
(1)
Of the amounts reported, $4,269,409 and $4,552,373 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of June 30, 2026 and December 31, 2025, respectively.
(2)
Of the amounts reported, $324,180,280 and $326,534,732 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of June 30, 2026 and December 31, 2025, respectively.
(3)
The entire mortgages payable balance is associated with a VIE where the creditor does not have recourse to the general credit of the Partnership as of June 30, 2026 and December 31, 2025, respectively.

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

4. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 13). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (4)	AZ	$43,014,400	$321,160	$-	$43,335,560
40rty on Colony - Series P (4)	CA	5,959,296	438,473	-	6,397,769
CCBA Senior Garden Apartments (1)	CA	3,661,404	1,049	-	3,662,453
Courtyard - Series A (3)	CA	9,499,792	490,659	-	9,990,451
Glenview Apartments - Series A (2)	CA	4,145,114	138,509	-	4,283,623
Harmony Court Bakersfield - Series A (3)	CA	3,463,756	164,826	-	3,628,582
Harmony Terrace - Series A (3)	CA	6,414,030	320,299	-	6,734,329
Harden Ranch - Series A (1)	CA	6,095,873	106,823	-	6,202,696
Las Palmas II - Series A (3)	CA	1,570,776	74,109	-	1,644,885
Montclair Apartments - Series A (2)	CA	2,245,640	71,912	-	2,317,552
Montecito at Williams Ranch Apartments - Series A (1), (6)	CA	7,264,331	-	(32,822)	7,231,509
Montevista - Series A (1)	CA	6,474,525	616,363	-	7,090,888
Ocotillo Springs - Series A (1), (7)	CA	3,402,082	-	(148,252)	3,253,830
Ocotillo Springs - Series A-1 (1)	CA	491,850	68,408	-	560,258
Residency at Empire - Series BB-1 (4)	CA	14,091,741	553,269	-	14,645,010
Residency at Empire - Series BB-2 (4)	CA	4,000,000	184,288	-	4,184,288
Residency at Empire - Series BB-3 (4)	CA	14,000,000	512,793	-	14,512,793
Residency at Empire - Series BB-4 (4)	CA	47,000,000	391,240	-	47,391,240
Residency at the Entrepreneur - Series J-1 (4), (7)	CA	9,071,911	-	(140,396)	8,931,515
Residency at the Entrepreneur - Series J-2 (4), (6)	CA	7,500,000	-	(57,071)	7,442,929
Residency at the Entrepreneur - Series J-3 (4)	CA	26,080,000	187,655	-	26,267,655
Residency at the Entrepreneur - Series J-4 (4)	CA	16,420,000	-	-	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	CA	5,000,000	-	-	5,000,000
Residency at the Mayer - Series A (4)	CA	16,751,760	2,162,266	-	18,914,026
Residency at the Mayer - Series KK (4)	CA	11,500,000	31,148	-	11,531,148
San Vicente - Series A (3)	CA	3,238,857	152,809	-	3,391,666
Santa Fe Apartments - Series A (2)	CA	2,720,508	85,227	-	2,805,735
Seasons at Simi Valley - Series A (3)	CA	3,933,456	249,244	-	4,182,700
Seasons Lakewood - Series A (3)	CA	6,832,337	341,188	-	7,173,525
Seasons San Juan Capistrano - Series A (3)	CA	11,503,424	574,449	-	12,077,873
Solano Vista - Series A (1)	CA	2,558,720	9,334	-	2,568,054
Summerhill - Series A (3)	CA	5,964,532	235,664	-	6,200,196
Sycamore Walk - Series A (3)	CA	3,249,068	157,358	-	3,406,426
The Village at Madera - Series A (3)	CA	2,864,795	136,324	-	3,001,119
Tyler Park Townhomes - Series A (1)	CA	5,304,458	11,286	-	5,315,744
Village at Hanford Square - Series H (4)	CA	10,400,000	-	-	10,400,000
Vineyard Gardens - Series A (1)	CA	3,783,697	285,365	-	4,069,062
Wellspring Apartments (1)	CA	3,697,423	235,836	-	3,933,259
Westside Village Market - Series A (1)	CA	3,466,454	120,570	-	3,587,024
Handsel Morgan Village Apartments (4)	GA	2,149,122	388,761	-	2,537,883
MaryAlice Circle Apartments (4)	GA	5,897,589	1,066,832	-	6,964,421
Renaissance - Series A (2)	LA	9,996,038	677,535	-	10,673,573
Live 929 Apartments - Series 2022A (4)	MD	58,529,904	5,608,552	-	64,138,456
Woodington Gardens Apartments - Series A-1 (4)	MD	31,150,000	2,625,280	-	33,775,280
Meadow Valley (4), (8)	MI	43,320,356	-	(435,854)	42,884,502
Jackson Manor Apartments (1)	MS	4,712,428	103,684	-	4,816,112
Village Point (5), (6)	NJ	22,880,000	-	(794,763)	22,085,237
Silver Moon - Series A (2)	NM	7,266,928	918,804	-	8,185,732
Village at Avalon (1)	NM	15,436,173	1,280,638	-	16,716,811
Columbia Gardens (3)	SC	11,829,411	371,481	-	12,200,892
Village at River's Edge (3)	SC	9,333,990	971,877	-	10,305,867
Willow Run (3)	SC	11,665,340	366,025	-	12,031,365
Agape Helotes - Series A-1 (4)	TX	5,555,159	1,008,585	-	6,563,744
Agape Helotes - Series B (4)	TX	7,928,782	757,666	-	8,686,448
Avistar at Copperfield - Series A (4)	TX	12,951,733	488,476	-	13,440,209
Avistar at the Crest - Series A (4)	TX	8,391,790	479,591	-	8,871,381
Avistar at the Crest - Series B	TX	699,536	29,098	-	728,634
Avistar at the Oaks - Series A (4), (6)	TX	6,800,919	-	(9,965)	6,790,954
Avistar at the Oaks - Series B (8), (6)	TX	513,102	-	(9,389)	503,713
Avistar at the Parkway - Series A (2)	TX	11,828,390	94,854	-	11,923,244
Avistar at the Parkway - Series B	TX	121,232	5,797	-	127,029
Avistar at Wilcrest - Series A (4)	TX	4,908,445	10,158	-	4,918,603
Avistar at Wood Hollow - Series A (4)	TX	37,269,707	1,020,855	-	38,290,562
Avistar in 09 - Series A (4), (6)	TX	5,872,325	-	(8,604)	5,863,721
Avistar in 09 - Series B (6)	TX	423,263	-	(7,745)	415,518
Avistar on the Boulevard - Series A (4)	TX	14,296,328	625,523	-	14,921,851
Avistar on the Boulevard - Series B	TX	415,667	10,066	-	425,733
Avistar on the Hills - Series A (4), (6)	TX	4,656,059	-	(6,822)	4,649,237
Bruton Apartments (3)	TX	16,774,650	-	-	16,774,650
Concord at Gulfgate - Series A (3)	TX	17,595,565	910,111	-	18,505,676
Concord at Little York - Series A (3)	TX	12,326,525	77,613	-	12,404,138
Concord at Williamcrest - Series A (3)	TX	19,095,108	953,513	-	20,048,621
Crossing at 1415 - Series A (3)	TX	6,838,054	51,206	-	6,889,260
Decatur Angle (3)	TX	21,035,507	-	-	21,035,507
Esperanza at Palo Alto (3)	TX	18,295,030	910,997	-	19,206,027
Heights at 515 - Series A (3)	TX	6,260,356	56,172	-	6,316,528
Heritage Square - Series A (2)	TX	9,800,812	71,173	-	9,871,985
Oaks at Georgetown - Series A (3), (6)	TX	11,461,594	-	(258,383)	11,203,211
15 West Apartments (3)	WA	9,141,560	969,998	-	10,111,558
Aventine Apartments (4)	WA	9,500,000	989,309	-	10,489,309
Mortgage revenue bonds		$859,560,487	$33,330,133	$(1,910,066)	$890,980,554

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
(6)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates from the date of acquisition and is not considered a credit loss. As of June 30, 2026, the MRB has been in an unrealized loss position for less than 12 months.
(7)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates from the date of acquisition and is not considered a credit loss. As of June 30, 2026, the MRB has been in an unrealized loss position for at least 12 months.
(8)
The Partnership has a remaining MRB funding commitment of approximately $750,000 as of June 30, 2026. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of June 30, 2026 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of June 30, 2026, the MRB has been in an unrealized loss position for more than 12 months.

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

The Partnership has accrued interest receivable related to its MRBs of approximately $5.3 million and $5.5 million as of June 30, 2026 and December 31, 2025, respectively, that is reported within "Interest receivable, net" in the Partnership's condensed consolidated balance sheets.

An entity that is an affiliate of the borrowers for the Residency at Empire, Residency at the Entrepreneur, and Residency at the Mayer MRBs and taxable MRBs (Note 9) has provided full payment guaranties during the construction phase prior to stabilization. The MRBs and taxable MRBs had total outstanding principal of $171.2 million and $16.1 million, respectively, as of June 30, 2026. The same affiliate also provides guaranties for the Residency at Sky Village Hollywood GIL and taxable GIL.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of June 30, 2026. See Note 16 for information regarding the Partnership’s MRB funding commitments.

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

Activity in the First Six Months of 2026

Redemptions:

During the six months ended June 30, 2026, four MRBs were redeemed via deed in lieu of foreclosure. See Note 8 for further information regarding the deed in lieu of foreclosure transactions. The following table provides details of the MRBs that were redeemed:

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
						$117,130,000

Amendments:

During the six months ended June 30,2026, the Partnership recognized fees totaling approximately $1.1 million in "Other income" in the Partnership's condensed consolidated statements of operations in connection with extensions of the conversion and maturity dates of the Residency at the Entrepreneur MRBs and taxable MRB, the Residency at Empire MRBs and taxable MRB, and the Meadow Valley MRB.

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

The Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs were held in trust in connection with TOB trust financings as of December 31, 2025 (Note 13). Typically at the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met. There is no forward commitment from Freddie Mac for the Residency at Sky Village GIL as of June 30, 2026, though one is expected to close in 2026.

The Partnership had the following GIL investments as of June 30, 2026 and December 31, 2025:

							As of June 30, 2026
Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Current Interest Rate	Amortized Cost
Residency at Sky Village Hollywood (1)	December 2025	Hollywood, CA	523	12/31/2030	SOFR + 3.20%	(2)	6.95%	30,000,000
Everett Pointe Apartments (1), (3)	June 2026	Knoxville, TN	150	7/1/2029	7.30%		7.30%	6,500,000
			673					$36,500,000

(1)
The GIL is considered to be available-for-sale sale and reported at fair value, which approximated amortized cost as of June 30, 2026. The Partnership expects to sell the GIL into the Construction Lending JV in the future.
(2)
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

The Partnership has accrued interest receivable related to its GILs of approximately $180,000 and approximately $698,000 as of June 30, 2026 and December 31, 2025, respectively, that is reported within "Interest receivable, net" in the Partnership’s condensed consolidated balance sheets.

The Partnership has remaining commitments to provide funding of certain GILs on a draw-down basis during construction and/or rehabilitation of the secured properties as of June 30, 2026. See Note 16 for information regarding the Partnership's remaining GIL funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Six Months of 2026

In March 2026, the Partnership recognized fees totaling approximately $386,000 in "Other income" in the Partnership's condensed consolidated statements of operations in connection with the extension of the maturity dates of the Poppy Grove I and Poppy Grove II

GILs and taxable GILs to mid-April 2026. There were no additional material changes to terms associated with the Poppy Grove I and Poppy Grove II GILs and taxable GILs.

During the six months ended June 30, 2026, the following GILs were purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Poppy Grove I	April 2026	$40,888,328
Poppy Grove II	April 2026	24,050,000
Poppy Grove III	May 2026	44,819,507
		$109,757,835

In June 2026, the Partnership entered into a $29.3 million GIL commitment to provide new construction financing for Everett Pointe Apartments.

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

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific allowances for credit losses, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance		Maturity Date	Interest Rate
Mezzanine Financing (1)
SoLa Impact Opportunity Zone Fund	$38,824,000	$-	$38,824,000		7/1/2029	14.00% (2)
The Centurion Foundation	7,250,000	-	7,250,000		6/15/2039	10.50%
Subtotal	46,074,000	-	46,074,000

Other
The 50/50 (a former MF Property) (3)	$4,315,093	$-	$4,315,093		3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-		7/31/2049	8.00%
Sandoval Flats (4)	3,700,000	-	3,700,000		12/1/2027	7.48%
Opportunity South Carolina	1,808,115	(1,808,115)	-		2/1/2030	10.00%
Subtotal	10,318,208	(2,303,115)	8,015,093

Total	$56,392,208	$(2,303,115)	$54,089,093	(5)

(1)
The property loans are held in trust in connection with a TOB trust financing (Note 13).
(2)
The interest rate increases to 14.5% on January 1, 2027 and by an additional 0.5% every three months thereafter, up to a maximum rate of 16.0%.
(3)
The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property.
(4)
The Sandoval Flats property loan was considered to be held-for-sale and reported at fair value, which approximated amortized cost as of June 30, 2026. The Partnership expects to sell the property loan to the Construction Lending JV in the future.
(5)
The Partnership has also recorded a CECL allowance for credit losses utilizing a pooled approach per ASC 326 associated with its property loans of approximately $1.6 million.

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

The Partnership has accrued interest receivable related to its property loans of approximately $368,000 and $371,000 as of June 30, 2026 and December 31, 2025, respectively, that is reported within "Interest receivable, net" in the Partnership’s condensed consolidated balance sheets.

Two entities that are affiliates of the Sandoval Flats property loan have provided limited-to-full payment guaranties as of June 30, 2026. The same affiliates also provide guaranties for The Safford MRB.

The Partnership has remaining commitments to provide additional funding of certain property loans during construction of the secured properties as of June 30, 2026. See Note 16 for further information regarding the Partnership’s remaining property loan funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Six Months of 2026

During the six months ended June 30, 2026, the Partnership advanced funds of approximately $93,000 to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina was the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs prior to the deed in lieu of foreclosure transactions in the first quarter of 2026 (See Note 8). The property loan is in non-accrual status as of June 30, 2026 because interest payments under the loan are not required until maturity.

In June 2026, the Partnership amended its mezzanine loan agreement with SoLa Impact Opportunity Zone Fund. Pursuant to the amendment, the contractual interest rate was increased to 14.0% effective June 30, 2026 and will increase to 14.5% on January 1, 2027, with additional increases of 0.5% every three months thereafter, up to a maximum rate of 16.0%. The borrower is required to make current cash interest payments at a rate of 9.0% per annum, with any additional interest resulting from the rate escalation feature payable from available property-level cash flows. The amendment also extended the maturity date of the loan to July 1, 2029. Upon execution of the amendment, the Partnership received an extension fee of approximately $230,000 and is entitled to an exit fee equal to 1.0% of the outstanding loan balance upon repayment of the loan. Subsequent to June 30, 2026, the Partnership received partial redemption proceeds associated with its mezzanine loan of approximately $14.0 million. See Note 25 for further information.

Activity in the First Six Months of 2025

The following property loan principal payments were received during the six months ended June 30, 2025:

Property Name	Month Redeemed	Principal Proceeds
Sandy Creek Apartments	January 2025	$7,241,754
SoLa Impact Opportunity Zone Fund	March 2025	556,000
Sandy Creek Apartments	April 2025	588,246
		$8,386,000

During the six months ended June 30, 2025, the Partnership advanced funds of approximately $624,000 to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina was the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs. The property loan was in non-accrual status as of June 30, 2025 because interest payments under the loan are not required until maturity and operations at the related properties were stressed.

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

The following table provides the details of the investments in unconsolidated entities as of June 30, 2026 and December 31, 2025:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of June 30, 2026	Carrying Value as of December 31, 2025
Market Rate Multifamily Investments
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	$16,052,754	$14,988,329
Vantage at Loveland	Loveland, CO	288		April 2021	October 2024	21,098,735	21,098,735
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	14,835,375	14,346,224
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	July 2024	24,257,273	16,076,440
Freestone Greeley	Greeley, CO	296		N/A	N/A	5,942,329	5,909,710
Freestone Cresta Bella	San Antonio, TX	296		February 2023	November 2024	13,788,536	13,701,640
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	December 2025	15,402,452	16,125,448
Freestone Greenville	Greenville, TX	300		April 2024	September 2025	15,655,646	17,175,697
Freestone Ladera	Ladera, TX	288		August 2024	December 2025	15,430,323	17,085,732
Subtotal						142,463,423	136,507,955

Market Rate Seniors Housing Investments
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	April 2025	1,908,152	2,531,540
Valage Senior Living Mt. Rose	Reno, NV	122		April 2026	N/A	11,200,215	6,913,343
Subtotal						13,108,367	9,444,883

Other Investments
Construction Lending JV (2)	N/A	N/A		N/A	N/A	775,213	347,006

						$156,347,003	$146,299,844
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(2)
The Construction Lending JV invests in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments

In October 2024, the Partnership entered into the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments. The Partnership has committed to contribute 10% of the total capital for the Construction Lending JV with the remainder funded by third-party investors with each party contributing their respective proportionate capital contributions upon funding of future investments. The Partnership’s maximum capital contribution to the Construction Lending JV is approximately $15.1 million as of June 30, 2026. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership earns proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership accounts for its investment in the Construction Lending JV using the equity method. The Partnership made its first capital contribution to the Construction Lending JV in April 2025.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of June 30, 2026. See Note 16 for further details regarding the Partnership’s remaining funding commitments.

Activity in the First Six Months of 2026

In June 2026 , the Partnership received sales proceeds of approximately $17,000 associated with final settlements of the Vantage at Helotes sale in May 2025. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statement of operations.

During the first six months of 2026, the Partnership contributed funds beyond its original equity commitments to three Vantage Properties, Freestone at Cresta Bella, and The Jessam at Hays Farm totaling approximately $13.0 million to cover additional interest costs, a required mortgage loan amortization payment, and various operating expenses.

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

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Property revenues	$8,979,174	$4,830,475	$17,274,236	$10,175,479
Interest income	$393,996	$126,988	$639,709	$126,988
Gain on sale	$-	$9,591,652	$-	$17,272,325
Net income (loss)	$(3,728,997)	$5,825,925	$(9,693,736)	$10,987,787

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets, net of depreciation, as of June 30, 2026 and December 31, 2025:

Real Estate Assets as of June 30, 2026
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
The Park at Sondrio	Greenville, SC	271	$6,706,487	$25,700,888	$32,407,375
The Park at Vietti	Spartanburg, SC	204	3,298,540	19,847,261	23,145,801
Windsor Shores Apartments	Columbia, SC	176	2,360,633	19,966,971	22,327,604
Century Plaza Apartments	Greenville, SC	212	5,826,323	25,580,519	31,406,842
Vantage at San Marcos	San Marcos, TX	(1)	2,513,092	-	2,513,092
Land held for development	Richland County, SC		1,109,482	-	1,109,482
					$112,910,196
Less accumulated depreciation					(1,934,648)
Real estate assets, net					$110,975,548
(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 3 for further information.

Real Estate Assets as of December 31, 2025
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos	San Marcos, TX	(1)	$2,513,092	$-	$2,513,092
Land held for development	Richland County, SC		1,109,482	-	1,109,482
					$3,622,574

(1) The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 3 for further information.

During the first quarter of 2026, the Partnership acquired four multifamily properties previously owned by the non-profit borrowers of The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, The Ivy Apartments MRB (a/k/a Century Plaza Apartments), and Windsor Shores Apartments MRB and taxable MRB via deed in lieu of foreclosure. All four MF Properties are located in South Carolina. Prior to the acquisition of each property, the Partnership's total aggregate outstanding principal balance and the estimated aggregate fair value of the MRBs and taxable MRBs was approximately $119.9 million and $110.3 million, respectively. The difference between the aggregate outstanding principal and the estimated fair value of both the MRBs and taxable MRBs was due to approximately $8.7 million of allowance for credit loss (Note 10) and approximately $987,000 of unrealized losses. The Partnership recorded the SC MF Properties at fair value upon acquisition and recognized a recovery of provision for credit loss and gain upon the deed in lieu of foreclosure transactions of approximately $2.0 million and $2.2 million, respectively. The SC MF Properties are currently being managed by an unaffiliated third-party property management firm to maximize operating cash flows and property values. The Partnership may look to sell the SC MF Properties once operations are maximized.

In February 2025, Vantage at San Marcos received proceeds of approximately $1.4 million, net of selling costs, upon sale of a parcel of land. Proceeds from the sale were used to pay down outstanding principal on the associated mortgage payable (Note 14).

9. Other Assets

The following table summarizes the Partnership’s other assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Deferred financing costs, net	$429,134	$659,420
Derivative instruments at fair value (Note 15)	3,284,738	1,338,175
Taxable mortgage revenue bonds, at fair value	80,450,736	43,162,714
Taxable governmental issuer loans:
Taxable governmental issuer loans	1,000,000	44,879,465
Allowance for credit losses (Note 10)	-	(244,000)
Taxable governmental issuer loans, net	1,000,000	44,635,465
Bond purchase commitment, at fair value (Note 16)	3,843,321	3,323,510
In-place lease assets, net	916,080	-
Other assets	1,405,865	1,507,512
Total other assets	$91,329,874	$94,626,796

The Partnership has remaining commitments to provide additional funding of taxable MRBs and taxable GIL's during construction and/or rehabilitation of the secured properties as of June 30, 2026. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

As of the dates of acquisition of the SC MF properties (Note 8), the Partnership also recorded in-place lease intangible assets at fair value that are being amortized on a straight-line basis over six months from the date of acquisition of the respective properties. Accumulated amortization and amortization expense as of and for the six months ended June 30, 2026 was approximately $4.1 million.

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

As of June 30, 2026, seven taxable MRBs with reported carrying values totaling approximately $66.4 million were held in trust in connection with TOB trust financings (Note 13).

Activity in the First Six Months of 2026

The following table includes details of the taxable MRB acquired during the six months ended June 30, 2026:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate	Initial Principal Funding
SoLa Affordable Portfolio (1)	April 2026	Los Angeles, CA	154	5/1/2029	7.50%	$29,000,000
(1)
The taxable MRB is providing financing for the acquisition and development of two multifamily rental housing facilities known as 4252 Whittier and 11001 S Vermont.

During the first quarter of 2026, three taxable MRBs were redeemed via deed in lieu of foreclosure. See Note 8 for further information regarding the deed in lieu of foreclosure transactions. The following table provides details of the MRBs that were redeemed:

Property Name	Redemption Date	Property Location	Units	Original Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Park at Sondrio - Series 2022B	January 2026	Greenville, SC	271	1/1/2030	6.50%	$1,100,000
Park at Vietti - Series 2022B	January 2026	Spartanburg, SC	204	1/1/2030	6.50%	880,000
Windsor Shores Apartments - Series B	February 2026	Columbia, SC	176	2/1/2030	6.50%	805,000
Total						$2,785,000

The following taxable GIL principal payments were received during the six months ended June 30, 2026:

Property Name	Redemption Date	Property Location	Units	Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Poppy Grove I	April 2026	Elk Grove, CA	147	4/15/2026	6.78%	15,957,672
Poppy Grove II	April 2026	Elk Grove, CA	82	4/15/2026	6.78%	9,141,300
Poppy Grove III	May 2026	Elk Grove, CA	158	6/1/2026	6.78%	18,780,493
Total						$43,879,465

During the six months ended June 30, 2026, the Partnership provided additional funding of approximately $4.0 million to the Residency at the Entrepreneur - Series J-T taxable MRB and extended the maturity date to December 2026. There were no additional changes to terms associated with the increased commitment.

During the six months ended June 30, 2026, the Partnership increased its commitment related to the Triangle Square Predevelopment Project taxable MRB by $5.0 million and extended the maturity date to October 2026. The Partnership recognized fees of approximately $23,000 in "Other income" in the partnership's condensed consolidated statements of operations in connection with the extension. There were no additional changes to terms associated with the amendments.

The following table summarizes terms of the amended taxable MRBs:

Property Name	Month Amended	Property Location	Maturity Date	Interest Rate	Additional Commitment	Total Commitment
Residency at the Entrepreneur - Series J-T	January 2026	Hollywood, CA	12/1/2026	SOFR + 3.65%	$4,000,000	$12,000,000
Triangle Square Predevelopment Project	April 2026	Raleigh, NC	10/3/2026	9.00%	5,000,000	14,300,000
Total						$26,300,000

During the six months ended June 30,2026, the Partnership recognized fees totaling approximately $70,000 in "Other income" in the Partnership's condensed consolidated statements of operations in connection with an extension of the maturity date of the Gateway and Yarbrough Predevelopment Project taxable MRB to April 2027.

During the six months ended 2026, the Partnership advanced funds of approximately $245,000 to the borrower associated with the Village at Hanford Square MRB and taxable MRB to finance the funding of certain additional construction costs and operating deficits. The Partnership expects these amounts to be fully recoverable and to be repaid by the borrower.

Activity in the First Six Months of 2025

The following table includes details of the taxable MRB acquired during the six months ended June 30, 2025:

Property Name	Date Committed	Maturity Date	Initial Principal Funding	Total Commitment
Gateway and Yarbrough Predevelopment Project	June 2025	7/1/2026	$800,000	$2,000,000

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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$564,000	$225,000	$3,550,115	$-	$4,339,115
Current provision for credit losses	(564,000)	(225,000)	377,000	-	(412,000)
Balance, end of period	$-	$-	$3,927,115	$-	$3,927,115

	For the Six Months ended June 30, 2026
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$609,000	$244,000	$3,477,134	$-	$4,330,134
Current provision for credit losses (1)	(609,000)	(244,000)	449,981	-	(403,019)
Balance, end of period	$-	$-	$3,927,115	$-	$3,927,115
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan.

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$941,000	$141,000	$1,858,000	$118,000	$3,058,000
Current provision for credit losses(1)	(245,000)	71,000	607,734	(88,000)	345,734
Balance, end of period	$696,000	$212,000	$2,465,734	$30,000	$3,403,734
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan.

	For the Six Months ended June 30, 2025
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,038,000	$76,000	$1,930,000	$186,000	$3,230,000
Current provision for credit losses(1)	(342,000)	136,000	535,734	(156,000)	173,734
Balance, end of period	$696,000	$212,000	$2,465,734	$30,000	$3,403,734
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan.

The Partnership recorded a recovery of provision for credit losses of approximately $412,000 and a provision for credit losses of approximately $346,000 for the three months ended June 30, 2026 and 2025, respectively. The net recovery of provision for credit losses for the three months ended June 30, 2026 is primarily due to GIL redemptions, partially offset by a provision due to an increase in the weighted average life of the remaining investment portfolio. The net provision for credit losses for the three months ended June 30, 2025 includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan partially offset by a recovery due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio.

The Partnership recorded a recovery of provision for credit losses of approximately $403,000 and a provision for credit losses of approximately $174,000 for the six months ended June 30, 2026 and 2025, respectively. The net recovery of provision for credit losses for the six months ended June 30, 2026 is primarily due to GIL redemptions, partially offset by a provision due to an increase in the weighted average life of the remaining investment portfolio and an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan. The net provision for credit losses for the six months ended June 30, 2025 includes an asset-specific allowance of approximately $624,000 related to the Opportunity South Carolina property loan, partially offset by a recovery due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio.

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

The following tables summarize the Partnership’s outstanding balance by acquisition year, grouped by risk rating as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
Property Loans
Performing	$38,824,000	$-	$7,250,000	$-	$4,315,093	$-	$50,389,093
Watch	-	-	-	-	-	-	-
Nonperforming	-	1,808,115	-	-	-	495,000	2,303,115
Total	$38,824,000	$1,808,115	$7,250,000	$-	$4,315,093	$495,000	$52,692,208

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Governmental Issuer Loans
Performing	$-	$-	$-	$109,757,835	$-	$-	$109,757,835
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	109,757,835	-	-	109,757,835

Taxable Governmental Issuer Loans
Performing	$-	$-	$-	$43,879,465	$-	$-	$43,879,465
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	43,879,465	-	-	43,879,465

Property Loans
Performing	$-	$7,250,000	$-	$43,139,094	-	$-	$50,389,094
Watch	-	-	-	-	-	-	-
Nonperforming	1,715,133	-	-	-	$-	495,000	2,210,133
Subtotal	1,715,133	7,250,000	-	43,139,094	-	495,000	52,599,227

Total	$1,715,133	$7,250,000	$-	$196,776,394	$-	$495,000	$206,236,527

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs, taxable GILs, and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable

GILs and property loans to be performing as of June 30, 2026, except as noted below. The Partnership currently has three property loans on nonaccrual status.

During the six months ended June 30, 2026 and 2025, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of June 30, 2026 and December 31, 2025, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of June 30, 2026 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had a reported carrying value of approximately $4.3 million as of June 30, 2026 and December 31, 2025.

The Partnership has advanced funds of approximately $1.8 million to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina was the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs prior to the deed in lieu of foreclosure transactions in the first quarter of 2026 (See Note 8). The property loan is in non-accrual status as of June 30, 2026 because interest payments under the loan are not required until maturity. The loan is considered to be nonperforming and was fully reserved with an asset-specific allowance as of June 30, 2026.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through an allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$4,157,802	$4,111,882	$12,875,922	$4,128,849
Current provision for credit loss (1)	39,419	8,707,000	(2,047,440)	8,707,000
Write-offs (1)	(39,419)	-	(6,659,560)	-
Recovery of prior credit loss (2)	(11,523)	79,191	(22,643)	62,224
Balance, end of period (3)	$4,146,279	$12,898,073	$4,146,279	$12,898,073

(1)
During the first quarter of 2026, the Partnership recovered approximately $2.0 million of its previously recognized allowance for credit loss related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB and taxable MRB, with the remaining allowance associated with the MRBs being written off upon closing of the deed in lieu of foreclosure transactions (Note 8). During the three months ended June 30, 2026, the Partnership reduced the recovery amount and increased the amount written off by approximately $39,000 which was due to final settlement of the deed in lieu of foreclosure transactions.

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
(3)
The allowance for credit losses as of June 30, 2026 was related to the Live 929 Apartments – 2022A MRB. The allowance for credit losses as of June 30, 2025 was related to the Live 929 Apartments – 2022A MRB, The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB.

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accounts payable	$1,411,117	$1,371,459
Accrued expenses	3,860,507	5,183,094
Accrued interest expense	5,507,605	6,404,551
Contingent liability upon deed in lieu of foreclosure transactions (1)	2,053,981	-
Derivative instruments at fair value (Note 15)	446,228	1,843,464
Deposit liability (2)	-	4,299,053
Other liabilities	2,149,956	2,032,534
Total accounts payable, accrued expenses and other liabilities	$15,429,394	$21,134,155
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

The Partnership has entered into a reimbursement agreement with the prior owner of the Century Plaza Apartments MF Property that requires the Partnership to distribute certain excess proceeds from a future sale of the property to the prior owner. This is a nonrecourse liability of the Partnership and no payments are required unless excess proceeds are generated upon a future property sale. The Partnership has recorded a liability of approximately $383,000 for this reimbursement agreement. See Note 16 for further details.

(2)
The deposit liability relates to restricted cash held by the Partnership on behalf of one of its borrowers which was returned in 2026. The deposit liability and the related restricted cash balance are equal.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

12. Secured Lines of Credit

The following tables summarize the Partnership’s LOCs as of June 30, 2026 and December 31, 2025:

Secured Lines of Credit	Outstanding as of June 30, 2026	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
General LOC	$50,000,000	$50,000,000	June 2027 (1)	Variable (2)	Monthly	7.11%
Acquisition LOC	45,800,000	80,000,000	June 2027 (3)	Variable (4)	Monthly	6.13%
	$95,800,000	$130,000,000

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

General LOC

The Partnership has entered into a Secured Credit Agreement with a commitment of up to $50.0 million for the General LOC. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, seniors housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of June 30, 2026, the borrowing base exceeded $50.0 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of June 30, 2026. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of June 30, 2026.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing the administrative agent with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of June 30, 2026. Of the amount outstanding as of June 30, 2026, $30.0 million is due in September 2026, $7.1 million is due in November 2026, $2.2 million is due in December 2026, and $6.5 million is due in March 2027, before consideration of extension payment options.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of June 30, 2026 and December 31, 2025:

		Outstanding Debt Financings as of June 30, 2026, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M33 TEBS		$26,991,902	$140,537	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		195,081,627	47,991	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		222,073,529							4.25%

2024 PFA Securitization Transaction		$53,018,863	$190,169	2039	Fixed	Yes	N/A	N/A	4.90%

TEBS Residual Financing		$45,958,870	$43,042	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$27,170,000	(3)	2026	Variable	No	3.89%	1.78%	5.67%
Residency at the Mayer - Series KK		9,490,000	(3)	2026	Variable	Yes	2.95%	1.19%	4.14%
The Safford		34,367,434	(3)	2026	Variable	Yes	2.95%	1.44%	4.39%
Aventine Apartments		7,584,897	(3)	2027	Variable	Yes	2.95%	1.44%	4.39%
Avistar at Copperfield - Series A		11,009,555	(3)	2027	Variable	Yes	2.95%	1.68%	4.63%
Avistar at the Crest - Series A		7,093,408	(3)	2027	Variable	Yes	2.95%	1.44%	4.39%
Avistar at the Oaks - Series A		5,746,605	(3)	2027	Variable	Yes	2.95%	1.44%	4.39%
Avistar at Wilcrest - Series A		4,166,554	(3)	2027	Variable	Yes	2.95%	1.68%	4.63%
Avistar at Wood Hollow - Series A		31,555,100	(3)	2027	Variable	Yes	2.95%	1.44%	4.39%
Avistar in 09 - Series A		4,961,624	(3)	2027	Variable	Yes	2.95%	1.44%	4.39%
Avistar on the Blvd - Series A		11,806,194	(3)	2027	Variable	Yes	2.95%	1.44%	4.39%
Avistar on the Hills - Series A		3,926,578	(3)	2027	Variable	Yes	2.95%	1.44%	4.39%
The Centurion Foundation		5,065,623	(3)	2027	Variable	No	3.89%	1.79%	5.68%
Live 929		53,092,000	(3)	2027	Variable	Yes	2.95%	1.18%	4.13%
Woodington Gardens - Series A-1		24,893,883	(3)	2027	Variable	Yes	2.90%	1.44%	4.34%
40rty on Colony		4,459,009	(3)	2028	Variable	Yes	2.95%	1.44%	4.39%
Agape Helotes - Series A-1		4,416,027	(3)	2028	Variable	Yes	2.95%	1.44%	4.39%
Agape Helotes - Series B		4,558,337	(3)	2028	Variable	Yes	2.95%	2.04%	4.99%
MaryAlice Circle Apartments		4,711,814	(3)	2028	Variable	Yes	2.95%	1.44%	4.39%
Meadow Valley		32,387,522	(3)	2028	Variable	Yes	2.95%	1.44%	4.39%
Residency at the Entrepreneur MRBs		34,060,000	(3)	2028	Variable	Yes	2.95%	1.45%	4.40%
Residency at Empire MRBs		63,147,511	(3)	2028	Variable	Yes	2.95%	1.42%	4.37%
Residency at the Mayer - Series A		13,768,917	(3)	2028	Variable	Yes	2.95%	1.19%	4.14%
Village at Hanford Square		7,791,333	(3)	2028	Variable	Yes	2.95%	1.44%	4.39%
Trust 2024-XF3219	(4)	71,856,403	(3)	2029	Variable	No	3.89%	1.79%	5.68%
Barclays Capital Inc.:
Village Point		18,318,883	-	2027	Variable	Yes	3.25%	1.61%	4.86%
Subtotal/Weighed Average Period End Rate		501,405,211							4.64%

Total		$822,456,473
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
(3)
The Partnership has restricted cash totaling approximately $9.9 million related to its ISDA master agreement with Mizuho based on Mizuho’s valuations of the underlying assets and the Partnership’s derivative financial instruments.
(4)
The TOB trust is securitized by three MRBs and seven taxable MRBs.

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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts with Mizuho and Barclays are subject to respective ISDA master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests must maintain a certain value in relation to the total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of June 30, 2026.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. The Partnership had posted approximately $9.9 million and $10.6 million of cash collateral with Mizuho as of June 30, 2026 and December 31, 2025, respectively. There was no required cash collateral posted with Barclays as of June 30, 2026 or December 31, 2025.

As of June 30, 2026 and December 31, 2025, the Partnership posted restricted cash as contractually required under the terms of the TEBS Financings.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Six Months of 2026

New Debt Financings:

In May 2026, the Partnership deposited the SoLa Affordable Portfolio taxable MRB (Note 9) into the TOB financing Trust 2024-XF3219 and received debt financing proceeds of approximately $23.2 million.

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the repayment of underlying assets during the six months ended June 30, 2026:

Debt Financing	Debt Facility	Month	Principal Paydown Applied
The Park at Sondrio - Series 2022A	TOB Trust	January 2026	$30,480,000
The Park at Vietti - Series 2022A	TOB Trust	January 2026	21,588,000
Windsor Shores Apartments - Series A	TOB Trust	January 2026	17,236,000
Trust 2024-XF3219 - The Park at Sondrio - Series 2022B	TOB Trust	January 2026	880,000
Trust 2024-XF3219 - The Park at Vietti - Series 2022B	TOB Trust	January 2026	700,000
Trust 2024-XF3219 - Windsor Shore Apartments - Series B	TOB Trust	January 2026	640,000
The Ivy Apartments (a/k/a Century Plaza Apartments)	TOB Trust	January 2026	24,400,000
Poppy Grove I GIL	TOB Trust	April 2026	32,707,000
Poppy Grove II GIL	TOB Trust	April 2026	19,238,000
Trust 2021-XF2953 - Poppy Grove I taxable GIL	TOB Trust	April 2026	12,765,000
Trust 2021-XF2953 - Poppy Grove II taxable GIL	TOB Trust	April 2026	7,310,000
Poppy Grove III GIL	TOB Trust	May 2026	35,855,000
Trust 2021-XF2953 - Poppy Grove III taxable GIL	TOB Trust	May 2026	15,020,000
			$218,819,000

Refinancing Activity:

The Partnership executed three-month extensions of the maturity dates of the Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL, and Village Point to April 2027. There were no additional changes to terms or fees associated with the extensions. The Barclays TOB financings of Trust 2021-XF2953, Poppy Grove I GIL, Poppy Grove II GIL, Poppy Grove III GIL were fully redeemed during the second quarter of 2026, as noted above.

The Partnership executed extensions of the Mizuho TOB financings of SoLa Impact Opportunity Zone Fund and Trust 2024-XF3219 to August 2026 and April 2029, respectively. There were no additional changes to terms or fees associated with the extension.

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

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the repayment of underlying assets during the six months ended June 30, 2025:

Debt Financing	Debt Facility	Month	Principal Paydown Applied
Trust 2024-XF3219 - Sandy Creek Taxable Loan	TOB Trust	January 2025	$5,795,000
Osprey Village GIL	TOB Trust	January 2025	49,475,000
Trust 2021-XF2953 - Willow Place Apartments GIL	TOB Trust	January 2025	16,535,000
Trust 2021-XF2953 - Willow Place Apartments Supplemental GIL	TOB Trust	January 2025	1,200,000
Trust 2021-XF2953 - Poppy Grove I taxable GIL	TOB Trust	March 2025	4,160,000
Trust 2021-XF2953 - Poppy Grove II taxable GIL	TOB Trust	March 2025	1,440,000
Trust 2021-XF2953 - Poppy Grove III taxable GIL	TOB Trust	March 2025	4,560,000
SoLa Impact Opportunity Zone Fund property loan	TOB Trust	March 2025	390,000
Trust 2024-XF3219 - Sandy Creek Taxable Loan	TOB Trust	April 2025	455,000
Legacy Commons at Signal Hills GIL	TOB Trust	May 2025	31,155,000
Companion at Thornhill Apartments MRB	M45 TEBS Financing	June 2025	8,842,510
Companion at Thornhill Apartments MRB	TEBS Residual Financing	June 2025	1,560,443
The Palms at Premier Park Apartments MRB	2024 PFA Securitization Transaction	June 2025	14,797,642
The Palms at Premier Park Apartments MRB	TEBS Residual Financing	June 2025	2,645,871
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

Future Maturities

The Partnership’s contractual maturities of borrowings as of June 30, 2026 for the twelve-month periods ending December 31st for the next five years and thereafter are summarized below. The reported maturities for each individual debt financing are based on the earlier of contractual payments of the underlying securitized assets and the stated maturity date of the debt financing.

Remainder of 2026	$148,142,176
2027	194,948,409
2028	134,183,221
2029	43,030,117
2030	44,030,059
Thereafter	261,663,590
Total	825,997,572
Unamortized deferred financing costs and debt premium	(3,541,099)
Total debt financing, net	$822,456,473

14. Mortgages Payable

The following is a summary of the Partnership's mortgages payable, net of deferred financing costs, as of June 30, 2026 and December 31, 2025:

Property Mortgage Payables	Outstanding Mortgage Payable as of June 30, 2026, net	Outstanding Mortgage Payable as of December 31, 2025, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos (1)	$231,679	$231,679	2020	May 2028	Variable	7.75%
SC MF Properties	$83,187,742	$-	2026	December 2027 (2)	Variable	6.37%	(3)
Total Mortgage Payable\Weighted Average Period End Rate	$83,419,421	$231,679				6.37%
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

During the first quarter of 2026, the Partnership obtained a mortgage loan secured by the SC MF Properties to facilitate its acquisition of the properties via deed in lieu of foreclosure. Proceeds from the mortgage loan were used to repay the TOB trust financings associated with The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, The Ivy Apartments MRB (a/k/a Century Plaza Apartments), and Windsor Shores Apartments MRB and taxable MRB (Note 13). The terms of the mortgage payable require the SC MF Properties to demonstrate certain aggregate debt service coverage ratios in February 2027 and June 2027, which if not met will require certain debt principal paydowns or posting of collateral. The SC MF Properties mortgage payable is a recourse obligation of the Partnership. The Partnership is subject to various financial covenants to maintain a minimum liquidity of not less than $6.3 million; and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership was in compliance with all covenants as of June 30, 2026. In addition, an affiliate of the Partnership, Greystone Select, has provided a partial guaranty of the Partnership’s obligations under the mortgage payable.

In February 2025, Vantage at San Marcos paid down approximately $1.4 million outstanding principal of the associated mortgage payable with proceeds from sale of a parcel of land.

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the realized and unrealized gains and losses of the Partnership's derivative instruments for the three and six months ended June 30, 2026 and 2025

	For the Three Months ended June 30, 2026			For the Six Months ended June 30, 2026
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(214,407)	$(1,866,956)	$(2,081,363)	$(236,048)	$(3,409,954)	$(3,646,002)

	For the Three Months ended June 30, 2025			For the Six Months ended June 30, 2025
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(763,561)	$2,142,777	$1,379,216	$(1,610,620)	$6,025,973	$4,415,353

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

The following tables summarize the Partnership’s interest rate derivative agreements as of June 30, 2026 and December 31, 2025:

		Fair Value as of June 30, 2026
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	$345,669,799	$3,284,738	$(446,228)	1.99

		Fair Value as of December 31, 2025
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	$294,473,799	$1,338,175	$(1,843,464)	2.78

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of June 30, 2026:

Year	Average Notional	Weighted Average Fixed Rate Paid
Remainder of 2026	$352,096,466	3.41%
2027	266,427,499	3.54%
2028	139,775,466	3.66%
2029	99,207,299	3.58%
2030	31,452,800	3.82%
2031	21,205,500	3.86%
2032	18,931,333	3.83%
2033	15,863,500	3.90%
2034	11,755,833	3.94%
2035	9,145,833	3.95%
2036	9,066,667	3.95%
2037	8,983,333	3.95%
2038	8,893,333	3.95%
2039	8,833,333	3.95%

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of June 30, 2026 and December 31, 2025:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of June 30, 2026	Fair Value as of December 31, 2025
Kindred Apartments	March 2025	$21,921,000	6.875%	December 2027	$3,843,321	$3,323,510

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, and property loans while the secured properties are under construction, rehabilitation, or predevelopment. See Note 10 for information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of June 30, 2026:

Property Name	Commitment Date	Asset Maturity Date	Interest Rate		Total Commitment	Remaining Commitment as of June 30, 2026
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%		$44,000,000	$750,000

Taxable Mortgage Revenue Bonds
Residency at Empire Series BB-T	December 2022	December 2026	7.45%		$9,404,500	$5,304,500
Gateway and Yarbrough Predevelopment Project	June 2025	April 2027	9.00%		2,000,000	1,200,000
Triangle Square Predevelopment Project	July 2025	October 2026	9.00%		14,300,000	1,700,000
Subtotal					25,704,500	8,204,500

Governmental Issuer Loans
Residency at Sky Village Hollywood	December 2025	December 2030	SOFR + 3.20%	(1)	$34,000,000	$4,000,000
Everett Pointe Apartments	June 2026	July 2029	7.30%		29,250,000	22,750,000
Subtotal					63,250,000	26,750,000

Property Loans
Sandoval Flats	November 2024	December 2027 (2)	7.48%		$29,846,000	$26,146,000

Equity Investments
Vantage at San Marcos (3), (4)	November 2020	N/A	N/A		$9,914,529	$8,943,914
Freestone Greeley (4)	October 2022	N/A	N/A		16,035,710	10,562,345
Valage Senior Living Mt. Rose	December 2025	N/A	N/A		14,541,973	3,923,133
Subtotal					40,492,212	23,429,392

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (2)	6.875%		$21,921,000	$21,921,000

Total Commitments					$225,213,712	$107,200,892
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
(4)
A development site has been identified for this property but construction had not commenced as of June 30, 2026. The Partnership’s joint venture partners are evaluating the highest and best use for the development sites as of June 30, 2026, which may include a sale of the land or the commencement of construction. The timing of any funding commitment is uncertain and the Partnership’s remaining funding commitment will be terminated if the land is sold.

In addition, the Partnership is committed to funding 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s capital is contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. As of June 30, 2026, the Partnership had contributed approximately $773,000 of its maximum capital commitment of approximately $15.1 million.

Construction Loan Guaranties

The Partnership entered into limited guaranty agreements for bridge loans related to certain investments in unconsolidated entities. The Partnership will only have to perform on the guaranties if a default by the borrower were to occur. The Partnership has not accrued any amount for these contingent liabilities because the Partnership believes the likelihood of guaranty claims is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of June 30, 2026:

Borrower	Guaranty Maturity	Maximum Balance Available on Loan	Loan Balance as of June 30, 2026	Partnership's Maximum Exposure as of June 30, 2026	Guaranty Terms
Vantage at McKinney Falls	2026	$35,850,000	$28,680,000	$17,925,000	(1)
Vantage at Hutto	2026	35,000,000	35,000,000	$17,500,000	(1)
Vantage at Loveland	2026	47,000,000	47,000,000	$23,500,000	(1)
(1)
The Partnership has guaranteed up to 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $100.0 million and maintain liquid assets of not less than $6.3 million at the end of each quarter. The Partnership was in compliance with these requirements as of June 30, 2026. The Partnership has also provided indemnification to the lender for various costs including interest expenses, environmental non-compliance and remediation during the term. The Partnership has also provided indemnification to the lender for Vantage at McKinney Falls and Vantage at Loveland for certain operating costs.

In addition, the Partnership entered into a guaranty for the Freestone Cresta Bella mortgage loan. The Partnership has guaranteed debt service on the loan and certain operating costs. The Partnership has guaranteed 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $42.0 million and maintain liquid assets of not less than $4.2 million at the end of each quarter. The Partnership was in compliance with these requirements as of June 30, 2026. The Partnership has also provided indemnification to the lender for various costs including interest expenses, environmental non-compliance and remediation during the term. The balance of the Freestone Cresta Bella bridge loan was approximately $42.0 million as of June 30, 2026. The Partnership has not accrued any amount for this contingent liability because the Partnership believes the likelihood of guaranty claims is remote.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of June 30, 2026:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of June 30, 2026
Ohio Properties	2026	$1,271,176
Greens of Pine Glen, LP	2027	1,278,767

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan was paid off in June 2024, and the Partnership does not have exposure as of June 30, 2026. The mortgage support is in the form of a forward loan purchase agreement upon maturity of the mortgage. The reported value of the credit guaranty was approximately $344,000 and $550,000 as of June 30, 2026 and December 31, 2025, respectively, and is included within other liabilities in the Partnership's condensed consolidated balance sheets. No additional contingent liability has been accrued because the likelihood of claims is remote. The Partnership's remaining forward loan purchase agreement expires in 2027 and its maximum exposure as of June 30, 2026 was approximately $20.3 million.

The Partnership has entered into various forward loan purchase agreements associated with construction loans for its investments in unconsolidated entities. Under these agreements, the Partnership will purchase a loan from the construction lender at maturity of the construction loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. The Partnership has the right to cure any defaults under the construction loan agreement that otherwise could accelerate the maturity of the construction loan. In addition, if the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. Certain forward loan purchase agreements are only effective upon the receipt by the property of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. Total construction loan balances associated with effective forward loan purchase agreements are $152.3 million as of June 30, 2026. The Partnership has not recorded any non-contingent or contingent liabilities related to the forward loan purchase agreements as such amounts are deemed minimal.

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

17. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. If declared by the General Partner, distributions to the holders of Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, are paid quarterly at annual fixed rates of 3.0%, 3.0% and 5.75%, respectively. The Partnership did not have any outstanding Series A Preferred Units as of June 30, 2026 and does not expect to issue any new Series A Preferred Units in the future.

The Partnership filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 27, 2024. The Partnership has issued 2,500,000 Series B Preferred Units under this offering as of June 30, 2026.

The following table summarizes the Partnership’s outstanding Preferred Units as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Optional Redemption Date
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	$10.00	January 2030
February 2024	500,000	5,000,000	5.75%	10.00	February 2030
March 2025	2,000,000	20,000,000	5.75%	10.00	March 2031
October 2025	500,000	5,000,000	5.75%	10.00	October 2031
Total Series B Preferred Units	4,750,000	47,500,000

Unamortized equity issuance costs		$(76,749)
Redeemable Preferred Units outstanding as of June 30, 2026	10,250,000	$102,423,251

	December 31, 2025
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	10.00
February 2024	500,000	5,000,000	5.75%	10.00
March 2025	2,000,000	20,000,000	5.75%	10.00
October 2025	500,000	5,000,000	5.75%	10.00
Total Series B Preferred Units	4,750,000	47,500,000

Unamortized equity issuance costs		$(89,493)
Redeemable Preferred Units outstanding as of December 31, 2025	10,250,000	$102,410,507

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

The fair value of each RUA was estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. The compensation expense for RUAs totaled approximately $398,000 and $505,000 for the three months ended June 30, 2026 and 2025, respectively. The compensation expense for RUAs totaled approximately $792,000 and $739,000 for the six months ended June 30, 2026 and 2025, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity for the six months ended June 30, 2026 and for the year ended December 31, 2025:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2025	99,459	16.96
Granted	329,584	12.26
Vested	(115,336)	14.87
Forfeited	(17,816)	14.44
Unvested as of December 31, 2025	295,891	12.69
No activity	-	-
Unvested as of June 30, 2026	295,891	$12.69

The unrecognized compensation expense related to unvested RUAs granted under the Equity Incentive Plan was approximately $1.7 million as of June 30, 2026. The remaining compensation expense is expected to be recognized over a weighted average period of 1.4 years. The total intrinsic value of unvested RUAs was approximately $1.7 million as of June 30, 2026.

19. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to the General Partner, Greystone Manager, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reported in the Partnership's condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Partnership administrative fees paid to the General Partner (1)	$1,512,000	$1,581,000	$3,100,000	$3,179,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	48,000	63,000	73,000	127,000
Referral fees paid to an affiliate (3)	13,000	-	13,000	-
Servicing fees paid to an affiliate (4)	9,000	11,000	17,000	22,000
Guaranty fees paid to an affiliate (5)	33,000	-	33,000	-

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
(5)
Greystone Select, an affiliate of the Partnership, has provided a guaranty of $8.4 million of the Partnership's mortgage loan secured by the SC MF Properties (Note 14), which in the event of prepayment, will be reduced to 10% of the outstanding principal under the mortgage. GSI’s obligations under the guaranty shall survive a foreclosure, deed-in-lieu of foreclosure or similar proceeding. GSI is required to comply with certain financial reporting and covenants. The Partnership pays a 0.80% per annum fee on the guaranty amount to Greystone Select.

The General Partner receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment/mortgage placement fees earned by the General Partner (1)	647,000	86,000	$687,000	$250,000
(1)
The General Partner received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

As of June 30, 2026, Greystone Servicing, an affiliate of the Partnership, has forward committed to purchase one of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing is committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing and Freddie Mac. Greystone Servicing purchased the following GILs during the six months ended June 30, 2026 and 2025, including principal and accrued interest:

•
Willow Place GIL for approximately $20.8 million in January 2025;
•
Osprey Village GIL for approximately $60.4 million in January 2025;
•
Legacy Commons at Signal Hills GIL for approximately $34.8 million in May 2025;
•
Poppy Grove I GIL for approximately $41.0 million in April 2026;
•
Poppy Grove II GIL for approximately $24.1 million in April 2026; and
•
Poppy Grove III GIL for approximately $44.9 million in May 2026.

An affiliate of the Partnership, Greystone Bridge Lending Fund Manager LLC, entered into an investment management agreement in October 2024 to provide various investment management services for the Construction Lending JV, which are expenses of the Construction Lending JV. Investment management fees of approximately $7,000 and $12,000 were paid to Greystone Bridge Lending Fund Manager LLC by the Construction Lending JV during the three and six months ended June 30, 2026. Investment management fees of approximately $3,000 were paid to Greystone Bridge Lending Fund Manager LLC during the three and six months ended June 30, 2025.

The Partnership invests in certain GILs, taxable GILs, and property loans with the expectation that the related investments will be sold to the Construction Lending JV at a future date. The Partnership also executes interest rate swap agreements in which it expects to novate the swap to the Construction Lending JV upon the sale of the related investment assets. The Partnership did not sell any investments or novate any swap agreements to the Construction Lending JV during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Partnership sold approximately $7.5 million of assets to the Construction Lending JV consisting of a GIL (Note 5) and taxable GIL (Note 9) at par plus accrued interest. The Partnership also novated one interest rate swap to the Construction Lending JV with a notional value of $5.6 million for nominal proceeds.

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

The Partnership reported receivables due from related parties of approximately $61,000 and $706,000 as of June 30, 2026 and December 31, 2025, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $559,000 and $736,000 as of June 30, 2026 and December 31, 2025, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2026 and December 31, 2025, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of June 30, 2026 and December 31, 2025 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Mortgage revenue bonds	2.6% - 9.5%	2.4% - 9.8%	4.9%	5.5%
Taxable mortgage revenue bonds	6.7% - 12.8%	6.2% - 12.7%	7.7%	7.6%
Bond purchase commitments	5.2%	5.4%	5.2%	5.4%
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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 are summarized as follows:

	Fair Value Measurements as of June 30, 2026
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$890,980,554	$-	$-	$890,980,554
Bond purchase commitments (reported within other assets)	3,843,321	-	-	3,843,321
Taxable mortgage revenue bonds (reported within other assets)	80,450,736	-	-	80,450,736
Derivative instruments (reported within other assets)	3,284,738	-	3,284,738	-
Derivative instruments (reported within other liabilities)	(446,228)	-	(446,228)	-
Total Assets and Liabilities at Fair Value, net	$978,113,121	$-	$2,838,510	$975,274,611

The following table summarizes the activity related to Level 3 assets for the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance April 1, 2026	$889,692,902	$2,955,173	$48,756,731	$941,404,806
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	12,038	-	(12,763)	(725)
Included in earnings (provision for credit losses)	(39,418)	-	-	(39,418)
Included in other comprehensive income	2,717,808	888,148	(381,988)	3,223,968
Purchases and advances	153,714	-	32,312,500	32,466,214
Settlements and redemptions	(1,595,908)	-	(223,744)	(1,819,652)
Allowance for credit loss written off upon deed in lieu of foreclosure	39,418	-	-	39,418
Ending Balance June 30, 2026	$890,980,554	$3,843,321	$80,450,736	$975,274,611
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2026	$(27,895)	$-	$-	$(27,895)

	For the Six Months ended June 30, 2026
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance January 1, 2026	$1,007,904,386	$3,323,510	$43,162,714	$1,054,390,610
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	(25,220)	-	(19,150)	(44,370)
Included in earnings (provision for credit losses)	1,970,235	-	77,205	2,047,440
Included in other comprehensive income	(5,350,793)	519,811	(340,024)	(5,171,006)
Purchases and advances	305,038	-	40,612,500	40,917,538
Settlements and redemptions	(6,070,823)	-	(447,404)	(6,518,227)
Principal redeemed via deed in lieu of foreclosure	(114,221,934)	-	(2,785,000)	(117,006,934)
Allowance for credit loss written off upon deed in lieu of foreclosure	6,469,665	-	189,895	6,659,560
Ending Balance June 30, 2026	$890,980,554	$3,843,321	$80,450,736	$975,274,611
Total amount of gains for the period included in earnings attributable to the change in unrealized gains relating to assets or liabilities held on June 30, 2026	$1,992,878	$-	$77,205	$2,070,083

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows:

	Fair Value Measurements as of December 31, 2025
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,007,904,386	$-	$-	$1,007,904,386
Bond purchase commitments (reported within other assets)	3,323,510	-	-	3,323,510
Taxable mortgage revenue bonds (reported within other assets)	43,162,714	-	-	43,162,714
Derivative instruments (reported within other assets)	1,338,175	-	1,338,175	-
Derivative instruments (reported within other liabilities)	(1,843,464)	-	(1,843,464)	-
Total Assets and Liabilities at Fair Value, net	$1,053,885,321	$-	$(505,289)	$1,054,390,610

The following table summarizes the activity related to Level 3 assets and liabilities for the three and six months ended June 30, 2025:

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

The Partnership considered the Residency at Sky Village Hollywood GIL and taxable GIL to be available-for-sale securities as of June 30, 2026 and December 31, 2025. The Partnership considered the Everett Pointe GIL to be an available-for-sale security as of June 30, 2026. The Partnership considered the Sandoval Flats property loan to be held-for-sale as of June 30, 2026 and December 31, 2025. These assets are reported at fair value as of each reporting date, which in all cases, approximated the carrying value with no unrealized gains or losses.

Total gains and losses included in earnings for the derivative instruments are reported within “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GILs, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs was $36.5 million and $1.0 million as of June 30, 2026, respectively. The estimated fair value of the GILs and taxable GILs was $139.4 million and $44.8 million as of December 31, 2025, respectively. The fair value of the construction financing property loans approximated amortized cost as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS Financings and the 2024 PFA Securitization Transaction are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$822,456,473	$826,635,258	$1,015,095,423	$1,020,451,526
Secured lines of credit	95,800,000	95,800,000	80,850,000	80,850,000
Mortgages payable	83,419,421	84,231,679	231,679	231,679

Assets and Liabilities Acquired Via Deed In Lieu of Foreclosure

The Partnership recorded at fair value the real estate assets, operating assets and liabilities, in-place lease assets, and contingent liabilities acquired via deed in lieu of foreclosure of the SC MF Properties during the first quarter of 2026. The Partnership used a third-party appraised value that incorporated commonly used market pricing methods to value the real estate assets and in-place lease intangibles. The fair value of approximately $115.2 million as of the acquisition dates was based on models incorporating significant unobservable inputs, including assumptions regarding future cash flows and an estimated capitalization rate of 5.25% and therefore the real estate and in-place lease assets are categorized as Level 3 assets (Note 8). The significant inputs used in the valuation of the contingent liability included assumptions regarding the timing of future cash flows and therefore it is categorized as a Level 3 liability (Note 11).

21. Income Taxes

The Partnership recognizes income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Current income tax benefit	$(1,748)	$(1,773)	$(5,302)	$(5,733)
Deferred income tax expense (benefit)	(1,038)	(989)	(157)	238
Total income tax benefit	$(2,786)	$(2,762)	$(5,459)	$(5,495)

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of June 30, 2026 and December 31, 2025.

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

23. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Equity Incentive Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the six months ended June 30, 2026 and 2025.

24. Segments

As of June 30, 2026, the Partnership had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments, and (4) MF Properties. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. The Partnership’s chief operating decision maker (the “CODM”) is the Chief Executive Officer, who uses net income (loss) to monitor segment performance against budgeted results and to allocate resources. In this regard, the CODM uses net income (loss) to evaluate income generated from each segment’s assets and investments in deciding whether to reinvest income and available capital into such segment or into other investment classes of the Partnership. The CODM has considered recent underperformance in the Market-Rate Joint Venture Investments in conjunction with future market expectations in his decision to reduce the capital allocation to the Market-Rate Joint Venture Investments in the future.

Affordable Multifamily Investments Segment

The Affordable Multifamily Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related taxable MRBs, taxable GILs, and property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the taxable MRBs, taxable GILs, and property loans, net of loan loss allowances, are reported as such on the Partnership's condensed consolidated balance sheets. As of June 30, 2026, the Partnership reported 78 MRBs and two GILs in this segment. As of June 30, 2026, the multifamily residential properties securing the MRBs and GILs contain a total of 9,872 and 673 multifamily rental units, respectively. The Affordable Multifamily Investments segment also includes the Construction Lending JV. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing Investments Segment

The Seniors and Skilled Nursing Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties and a property loan associated with a lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of June 30, 2026, the two properties securing the MRBs contain a total of 284 beds.

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

The following tables detail certain financial information for the Partnership’s reportable segments for the periods indicated:

	For the Three Months Ended June 30, 2026
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$13,237,064	$1,064,553	$409,417	$-	$14,711,034
Other interest income	3,026,834	190,312	-	-	3,217,146
Property revenues	-	-	-	2,078,727	2,078,727
Other income	1,069,183	110,000	-	90	1,179,273
Total revenues	17,333,081	1,364,865	409,417	2,078,817	21,186,180
Expenses:

Real estate operating				1,342,991	1,342,991
Provision for credit losses	(369,582)	(3,000)	-	-	(372,582)
Depreciation and amortization	-	-	-	3,272,248	3,272,248
Interest expense	10,474,131	665,988	735,652	1,511,353	13,387,124
Net result from derivative transactions	(1,257,110)	(379,239)	-	(445,014)	(2,081,363)
General and administrative	4,041,429	-	-	-	4,041,429
Total expenses	12,888,868	283,749	735,652	5,681,578	19,589,847
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	16,624	-	16,624
Gain on deed in lieu of foreclosures	22,790				22,790
Earnings (losses) from investments in unconsolidated entities	19,456	-	(3,180,718)	-	(3,161,262)
Income before income taxes	4,486,459	1,081,116	(3,490,329)	(3,602,761)	(1,525,515)
Income tax benefit	-	-	-	(2,786)	(2,786)
Segment net income (loss)	$4,486,459	$1,081,116	$(3,490,329)	$(3,599,975)	$(1,522,729)

	For the Six Months Ended June 30, 2026
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$28,254,205	$2,129,666	$766,319	$-	$31,150,190
Other interest income	5,959,082	380,625	-	-	6,339,707
Property revenues	-	-	-	3,527,852	3,527,852
Other income	1,841,208	110,000	-	2,426	1,953,634
Total revenues	36,054,495	2,620,291	766,319	3,530,278	42,971,383
Expenses:
Real estate operating	-	-	-	2,170,626	2,170,626
Provision for credit losses	(2,445,459)	(5,000)	-	-	(2,450,459)
Depreciation and amortization	-	-	-	6,018,640	6,018,640
Interest expense	21,118,436	1,242,253	1,673,143	2,521,438	26,555,270
Net result from derivative transactions	(2,193,326)	(633,948)	-	(818,728)	(3,646,002)
General and administrative	8,692,191	-	-	-	8,692,191
Total expenses	25,171,842	603,305	1,673,143	9,891,976	37,340,266
Other Income:
Gain on deed in lieu of foreclosures	2,241,813	-	-	-	2,241,813
Gain on sale of investments in unconsolidated entities	-	-	16,624	-	16,624
Earnings (losses) from investments in unconsolidated entities	37,708	-	(8,129,070)	-	(8,091,362)
Income (loss) before income taxes	13,162,174	2,016,986	(9,019,270)	(6,361,698)	(201,808)
Income tax benefit	-	-	-	(5,459)	(5,459)
Segment net income (loss)	$13,162,174	$2,016,986	$(9,019,270)	$(6,356,239)	$(196,349)

	For the Three Months Ended June 30, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$16,949,363	$1,051,619	$2,037,065	$-	$20,038,047
Other interest income	2,367,952	190,312	-	-	2,558,264
Contingent interest income	208,059	-	-	-	208,059
Other income	-	-	-	-	-
Total revenues	19,525,374	1,241,931	2,037,065	-	22,804,370
Expenses:
Provision for credit losses	9,053,734	(1,000)	-	-	9,052,734
Depreciation and amortization	2,646	-	-	-	2,646
Interest expense	12,641,406	713,845	545,940	-	13,901,191
Net result from derivative transactions	1,108,996	270,220	-	-	1,379,216
General and administrative	4,674,865	-	-	-	4,674,865
Total expenses	27,481,647	983,065	545,940	-	29,010,652
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	195,516	-	195,516
Earnings (losses) from investments in unconsolidated entities	(29,757)	-	(2,217,319)	-	(2,247,076)
Income before income taxes	(7,986,030)	258,866	(530,678)	-	(8,257,842)
Income tax benefit	-	-	-	(2,762)	(2,762)
Segment net income (loss)	$(7,986,030)	$258,866	$(530,678)	$2,762	$(8,255,080)

	For the Six Months Ended June 30, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$34,586,159	$2,093,805	$4,433,656	$-	$41,113,620
Other interest income	4,465,804	380,625	-	-	4,846,429
Contingent interest income	208,059				208,059
Other income	958,825	-	-	-	958,825
Total revenues	40,218,847	2,474,430	4,433,656	-	47,126,933
Expenses:
Provision for credit losses	8,874,734	6,000	-	-	8,880,734
Depreciation	6,188	-	-	-	6,188
Interest expense	25,090,049	1,366,139	942,297	-	27,398,485
Net result from derivative transactions	3,612,964	802,389	-	-	4,415,353
General and administrative	9,245,126	-	-	-	9,245,126
Total expenses	46,829,061	2,174,528	942,297	-	49,945,886
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	200,736	-	200,736
Earnings (losses) from investments in unconsolidated entities	(29,757)	-	(3,209,578)	-	(3,239,335)
Income before income taxes	(6,639,971)	299,902	482,517	-	(5,857,552)
Income tax benefit	-	-	-	(5,495)	(5,495)
Segment net income (loss)	$(6,639,971)	$299,902	$482,517	$5,495	$(5,852,057)

The following table details total assets for the Partnership’s reportable segments as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Total assets
Affordable Multifamily Investments	$1,130,603,203	$1,354,654,552
Seniors and Skilled Nursing Investments	72,880,253	72,334,224
Market-Rate Joint Venture Investments	158,394,403	148,919,228
MF Properties	115,021,267	4,332,730
Consolidation/eliminations	(90,262,501)	(77,353,456)
Total assets	$1,386,636,625	$1,502,887,278

25. Subsequent Events

In July 2026, the Partnership sold the Everett Pointe Apartments GIL and the Sandoval Flats property loan to the Construction Lending JV at par plus accrued interest. The Partnership also novated two interest rate swaps associated with the expected TOB financing associated with the investment assets.

In July 2026, the Partnership executed a $36.7 million commitment to fund the Chapanoke Village GIL and taxable GIL, of which $6.5 million associated with the GIL was advanced at closing. The partnership subsequently sold the Chapanoke Village GIL to the Construction Lending JV at par plus accrued interest. The Partnership also executed and novated an interest rate swap associated with the expected TOB financing associated with this investment assets.

In July 2026, a partial repayment was made on the SoLa Impact Opportunity Zone Fund property loan. Proceeds of approximately $14.0 million were used to pay down the loan and related TOB trust financing. In connection with the partial repayment, the Partnership acquired the following SoLa Affordable Portfolio - Series B taxable MRB for approximately $1.9 million, net of a discount of approximately $701,000. The taxable MRB is subordinate and will receive residual interest based on available cash flow and matures August 2033. The taxable MRB was deposited in TOB 2024-XF3219 in July 2026 for proceeds of approximately $1.5 million.

In July 2026, the Partnership extended the maturity of seven Mizuho TOB trust financings with total outstanding principal of $123.2 million to July 2029. There were no additional changes to terms or fees associated with the extension of the TOB trust financings.

In July 2026, the managing member of our investment in Vantage at McKinney Falls, Vantage at Hutto, and Vantage at Fair Oaks refinanced the bridge loans associated with the properties into one cross-collateralized facility. The Partnership was released from the limited guaranty agreements (Note 16) associated with the Vantage at McKinney and Vantage at Hutto bridge loans. The Partnership has guaranteed 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy.

In August 2026, the Partnership repaid all outstanding principal and accrued interest on the Mizuho TOB financings associated with the Village at Hanford Square MRB and taxable MRB for a total payment of approximately $16.1 million. Funding for the repayment was provided through borrowings under the Acquisition LOC.

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

The borrowers of our MRBs and GILs were all current on contractual debt service payments as of June 30, 2026.

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

Summary Financial Results

As of June 30, 2026, we had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three and six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	Percentage of Total	2025	Percentage of Total	2026	Percentage of Total	2025	Percentage of Total
Total revenues
Affordable Multifamily Investments	$17,333	81.9%	$19,525	85.7%	$36,054	83.9%	$40,219	85.4%
Seniors and Skilled Nursing Investments	1,365	6.4%	1,242	5.4%	2,620	6.1%	2,474	5.2%
Market-Rate Joint Venture Investments	409	1.9%	2,037	8.9%	766	1.8%	4,434	9.4%
MF Properties	2,079	9.8%	-	0.0%	3,530	8.2%	-	0.0%
Total revenues	$21,186		$22,804		$42,970		$47,127

Net income (loss)
Affordable Multifamily Investments	$4,486	N/A	$(7,986)	N/A	$13,162	N/A	$(6,640)	N/A
Seniors and Skilled Nursing Investments	1,081	N/A	259	N/A	2,017	N/A	300	N/A
Market-Rate Joint Venture Investments	(3,490)	N/A	(531)	N/A	(9,019)	N/A	483	N/A
MF Properties	(3,600)	N/A	3	N/A	(6,356)	N/A	5	N/A
Net income (loss)	$(1,523)		$(8,255)		$(196)		$(5,852)

During the three and six months ended June 30, 2026 and 2025, our net income was impacted by unrealized gains and losses on our derivative instrument portfolio, which primarily consists of interest rate swaps. Under the applicable accounting guidance, we report our derivatives at fair value as of each reporting date. The period-over-period change in the fair value of each derivative that is not directly related to net cash settlements are recorded as unrealized (gains) losses within “Net result from derivative transactions” on our condensed consolidated statements of operations and is included as a component of our reported net income. Unrealized (gains) losses can be significant in periods of significant interest rate volatility. The following table summarizes unrealized (gains) losses for the three and six months ended June 30, 2026 and 2025 by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized (gains) losses from derivatives
Affordable Multifamily Investments	$(1,116)	$1,787	$(2,090)	$5,054
Seniors and Skilled Nursing Investments	(361)	356	(597)	972
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	(390)	-	(723)	-
Total unrealized (gains) losses from derivatives	$(1,867)	$2,143	$(3,410)	$6,026

Differences between the respective periods is primarily due to market interest rate changes between reporting dates. The 3-year SOFR swap rate is a reasonable proxy for our interest rate swap portfolio as a whole as our derivatives are primarily SOFR-denominated interest rate swaps and the weighted average life of our interest rate swap portfolio is typically between three and four years. The 3-year SOFR swap rate increased 0.61% from 3.34% as of December 31, 2025 to 3.95% as of June 30, 2026, resulting in unrealized gains on our interest rate swap portfolio for the three and six months ended June 30, 2026. The 3-year SOFR swap rate decreased 0.65% from 4.05% as of December 31, 2024 to 3.40% as of June 30, 2025, resulting in significant unrealized losses on our interest rate swap portfolio for the three and six months ended June 30, 2025.

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

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three and six months ended June 30, 2026 and 2025:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended June 30, 2026
Governmental issuer loan acquisition and advance	2	$7,500	N/A	N/A	5
Governmental issuer loan redemptions	3	109,758	87,800	N/A	5
Property loan advance	1	2,700	N/A	N/A	6
Investments in unconsolidated entities	6	4,546	N/A	N/A	7
Taxable mortgage revenue bond acquisition and advance	2	32,300	N/A	N/A	9
Taxable governmental issuer loan redemptions	3	43,879	35,095	N/A	9

For the Three Months Ended March 31, 2026
Mortgage revenue bonds redeemed via deed in lieu of foreclosure	4	$117,130	$93,704	N/A	4
Taxable mortgage revenue bonds redeemed via deed in lieu of foreclosure	3	2,785	2,220	N/A	9
MF Properties acquired via deed in lieu of foreclosure	4	114,050	N/A	N/A	8
Investments in unconsolidated entities, net	7	12,620	N/A	N/A	7
Taxable mortgage revenue bond advances	3	8,300	N/A	N/A	9

For the Three Months Ended June 30, 2025
Mortgage revenue bond acquisitions and advances	4	$23,185	N/A	N/A	4
Mortgage revenue bond redemptions	2	27,846	$27,846	$208	4
Governmental issuer loan advance	1	1,570	N/A	N/A	5
Governmental issuer loan redemption	1	34,620	31,155	N/A	5
Property loan acquisition and advance	2	6,624	N/A	N/A	6
Property loan paydown	1	588	455	N/A	6
Investments in unconsolidated entities, net	7	3,053	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	12,591	N/A	149	7
Taxable mortgage revenue bond acquisition	1	800	N/A	N/A	9
Taxable governmental issuer loan advances	2	15,441	N/A	N/A	9
Governmental issuer loan sale to Construction Lending JV	1	6,500	N/A	N/A	5
Taxable governmental issuer loan sale to Construction Lending JV	1	1,000	N/A	N/A	9

For the Three Months Ended March 31, 2025
Mortgage revenue bond advances	3	$14,101	N/A	N/A	4
Mortgage revenue bond redemption	1	10,352	N/A	N/A	4
Governmental issuer loan advances	3	17,409	N/A	N/A	5
Governmental issuer loan redemptions	3	82,203	$67,210	N/A	5
Property loan paydowns	2	7,798	6,185	N/A	6
Investments in unconsolidated entities, net	4	5,621	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	11,400	N/A	N/A	7
Real estate asset sale proceeds	1	1,354	1,354	N/A	8
Taxable mortgage revenue bond advances	3	7,400	N/A	N/A	9
Taxable governmental issuer loan advances	3	21,700	N/A	N/A	9
Taxable governmental issuer loan paydowns	3	12,700	10,160	N/A	9
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three and six months ended June 30, 2026 and 2025, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended June 30, 2026
Net Borrowing on Acquisition LOC	4	$5,850	Yes	12
Proceeds from TOB trust financing	1	23,200	Yes	13
Interest rate swaps executed	1	-	N/A	15

For the Three Months Ended March 31, 2026
Net Borrowing on Acquisition LOC	7	$9,100	Yes	12
Proceeds from TOB trust financings	3	5,870	Yes	13
Proceeds from mortgage payable	1	84,000	Yes	14
Interest rate swaps executed	2	-	N/A	15

For the Three Months Ended June 30, 2025
Net paydown on Acquisition LOC	1	$7,500	Yes	12
Net paydown on General LOC	2	$7,000	Yes	12
Proceeds from TOB trust financings	7	34,495	Yes	13

For the Three Months Ended March 31, 2025
Net paydown on Acquisition LOC	1	$10,352	Yes	12
Proceeds from TOB trust financings	8	48,435	Yes	13
Issuance of Series B Preferred Units	1	20,000	Yes	17

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

Asset Type	For the Period from January 1, 2022, through June 30, 2026
MRBs and taxable MRBs	$233,375,500
GILs, taxable GILs and property loans	329,301,554
Total	$562,677,054

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of June 30, 2026:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,506	5,738	8,249	9,297	89%	62	10	$839,920,933	61%
GILs and taxable GILs	277	277	523	673	78%	2	2	37,500,000	3%
Total	1,783	6,015	8,772	9,970	88%	64		$877,420,933	64%

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

Greystone and the Partnership are committed to building a workplace that allows all employees to feel supported and valued, regardless of any identity, by focusing on our culture of ‘where people matter’ to build belonging. Specific initiatives include training and employee resources groups to support our workforce as well as a formal Culture and Community Committee and Culture and Community Executive Advisory Council to lead and advise all belonging related work, events, and learning. Of the 15 employees of Greystone Manager responsible for the Partnership’s operations, three are women and three employees identify as ethnically diverse.

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

Results of Operations

The tables and following discussions of our changes in results of operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following table compares Partnership revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues and Other Income:
Investment income	$14,711	$20,038	$(5,327)	-26.6%	$31,150	$41,114	$(9,964)	-24.2%
Other interest income	3,217	2,558	659	25.8%	6,340	4,846	1,494	30.8%
Property revenues	2,079	-	2,079	N/A	3,528	-	3,528	N/A
Contingent interest income	-	208	(208)	-100.0%	-	208	(208)	-100.0%
Other income	1,179	-	1,179	N/A	1,954	959	995	103.8%
Gain on deed in lieu of foreclosures	22	-	22	N/A	2,241	-	2,241	N/A
Gain on sale of investments in unconsolidated entities	17	196	(179)	-91.3%	17	201	(184)	-91.5%
Earnings (losses) from investments in unconsolidated entities	(3,161)	(2,247)	(914)	40.7%	(8,091)	(3,239)	(4,852)	149.8%
Total Revenues and Other Income	$18,064	$20,753	$(2,689)	-13.0%	$37,139	$44,089	$(6,950)	-15.8%

Total Revenues and Other Income comparison for the three months ended June 30, 2026 and 2025

Investment income. The decrease in investment income for the three months ended June 30, 2026 as compared to the same period in 2025 was due to the following factors:

•
A decrease of approximately $3.0 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $793,000 in interest income from recent MRB advances and accretion on an MRB;
•
A decrease of approximately $2.0 million in interest income from recent GIL paydowns; offset by an increase of approximately $524,000 in interest income from recent GIL investments;

•
A decrease of approximately $1.6 million of investment income related to investments in unconsolidated entities consisting of:
o
A decrease of approximately $1.8 million of investment income related to preferred return recognized upon the sale of Vantage at Helotes in May 2025; and
o
An increase of approximately $206,000 in investment income related to preferred returns on equity contributions during 2025 and 2026.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily due to an increase of approximately $1.1 million from recent property loan, taxable MRB and taxable GIL investment advances, offset by a decrease of approximately $383,000 due to recent property loan, taxable MRB and taxable GIL investment redemptions and principal repayments.

Property revenues. Total property revenues for the three months ended June 30, 2026 were related to the Partnership's acquisition of the four MF Properties via deed in lieu of foreclosure in the first quarter of 2026. There was no property revenues for the three months ended June 30, 2025.

Contingent interest income. There was no contingent interest income for the three months ended June 30, 2026. Contingent interest income for the three months ended June 30, 2025 related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025.

Other income. Other income for the three months ended June 30, 2026 was related to the receipt of non-refundable fees for the extension of various MRB, GIL, and property loan maturity dates. There was no other income for the three months ended June 30, 2025.

Gain on deed in lieu of foreclosures. Gain on deed in lieu of foreclosures represents our gain as a result of the deed in lieu of foreclosure of the SC MF Properties that occurred in the first quarter of 2026. The gain recorded during the three months ended June 30, 2026 represents final settlement adjustments.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2026 is related to final settlement of the Vantage at Helotes sale that occurred in May 2025. The gain on sale for the three months ended June 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor sale that occurred in July 2022.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the three months ended June 30, 2026 as compared to the same period in 2025 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties began primary operations in mid to late 2025. Depreciation and amortization expenses accounted for approximately $2.0 million of our proportionate share of losses for the three months ended June 30, 2026, with the remaining losses related to non-capitalized interest expense and general operating expenses.

Total Revenues and Other Income comparison for the six months ended June 30, 2026 and 2025

Investment income. The decrease in investment income for the six months ended June 30, 2026 as compared to the same period in 2025 was due to the following factors:

•
A decrease of approximately $5.7 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $1.6 million in interest income from recent MRB advances and accretion on an MRB;
•
A decrease of approximately $3.3 million in interest income due to recent GIL redemptions, offset by an increase of approximately $1.0 million in interest income from recent GIL investments;

•
A decrease of approximately $3.7 million of investment income related to unconsolidated entities consisting of:
o
A decrease of approximately $2.2 million of investment income due to a preferred return distribution from Vantage at Loveland in March 2025;
o
A decrease of approximately $1.8 million of investment income related to preferred return recognized upon the sale of Vantage at Helotes in May 2025; and
o
An increase of approximately $378,000 in investment income related to preferred returns on equity contributions during 2025 and 2026.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily due to an increase of approximately $1.7 million from recent property loan, taxable MRB and taxable GIL investment advances, offset by a decrease of approximately $139,000 due to recent property loan, taxable MRB and taxable GIL investment redemptions and principal repayments.

Property revenues. Total property revenues for the six months ended June 30, 2026 were related to the Partnership's acquisition of the four MF Properties via deed in lieu of foreclosure in the first quarter of 2026. There was no property revenues for the six months ended June 30, 2025.

Contingent interest income. There was no contingent interest income for the six months ended June 30, 2026. Contingent interest income for the six months ended June 30, 2025 related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025.

Other income. Other income for the six months ended June 30, 2026 and 2025 related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates.

Gain on deed in lieu of foreclosures. Gain on deed in lieu of foreclosures represents our gain as a result of the deed in lieu of foreclosure of the SC MF Properties that occurred in the first quarter of 2026. The gain was equal to the excess amount of the appraised value of the real estate assets acquired over our amortized cost basis of the Windsor Shores MRB and taxable MRB and The Ivy Apartments (a/k/a Century Plaza Apartments) MRB.

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the six months ended June 30, 2026 is related to final settlement of the Vantage at Helotes sale that occurred in May 2025. The gain on sale for the six months ended June 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor and Vantage at Coventry sales that occurred in July 2022 and January 2023, respectively.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the six months ended June 30, 2026 as compared to the same period in 2025 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties began primary operations in mid to late 2025. Depreciation and amortization expenses accounted for approximately $3.9 million of our proportionate share of losses for the six months ended June 30, 2026, with the remaining losses related to non-capitalized interest expense and general operating expenses.

The following table compares Partnership expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Expenses:
Real estate operating	$1,343	$-	$1,343	N/A	$2,171	$-	$2,171	N/A
Provision for credit losses	(373)	9,053	(9,426)	N/A	(2,450)	8,881	(11,331)	N/A
Depreciation and amortization	3,272	3	3,269	108967%	6,019	6	6,013	100216.7%
Interest expense	13,387	13,901	(514)	-3.7%	26,555	27,398	(843)	-3.1%
Net result from derivative transactions	(2,081)	1,379	(3,460)	N/A	(3,646)	4,415	(8,061)	N/A
General and administrative	4,041	4,675	(634)	-13.6%	8,692	9,245	(553)	-6.0%
Total Expenses	$19,589	$29,011	$(9,422)	-32.5%	$37,341	$49,945	$(12,604)	-25.2%

Total Expenses comparison for the three months ended June 30, 2026 and 2025

Real estate operating. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses for the three months ended June 30, 2026 related to the Partnership's acquisition of the four MF Properties via deed in lieu of foreclosure in the first quarter of 2026. There were no real estate operating expenses for the three months ended June 30, 2025.

Provision for credit losses. The provision for credit losses for the three months ended June 30, 2026 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and was primarily due to GIL and taxable GIL redemptions during 2026.

The provision for credit losses for the three months ended June 30, 2025 includes asset-specific allowances of approximately $624,000 related to the Opportunity South Carolina property loan and approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB. These asset-specific provisions were partially offset by GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Depreciation and amortization. Depreciation expense for the three months ended June 30, 2026 related primarily to the four SC MF Properties and totaled approximately $772,000. Amortization of in-place lease intangible assets for the SC MF Properties was approximately $2.5 million for the three months ended June 30, 2026. Depreciation expense for the three months ended June 30, 2025 related to furniture and equipment owned by the Partnership.

Interest expense. The decrease in interest expense for the three months ended June 30, 2026 as compared to the same period in 2025 was due primarily to the following factors:

•
A decrease of approximately $719,000 due to lower average principal outstanding of approximately $56.8 million; and
•
A increase of approximately $179,000 due to higher average interest rates on debt financing, net of cash receipts received on interest rate derivatives.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(214)	$(764)
Unrealized (gains) losses on derivatives, net	(1,867)	2,143
Net result from derivative transactions	$(2,081)	$1,379

Realized gains on derivatives, net, decreased during the three months ended June 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $1.9 million for the three months ended June 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $2.1 million for the three months ended June 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased gains of approximately $4.0 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative. The decrease in general and administrative expenses for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily due to a decrease of approximately $566,000 in employee compensation and benefits.

Total Expenses comparison for the Six Months Ended June 30, 2026 and 2025

Real estate operating. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses for the six months ended June 30, 2026 related to the Partnership's acquisition of the four MF Properties via deed in lieu of foreclosure in the first quarter of 2026. There were no real estate operating expenses for the six months ended June 30, 2025.

Provision for credit losses. The provision for credit losses for the six months ended June 30, 2026 includes an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan offset by a recovery of approximately $2.0 million of our previously recognized allowance for credit loss related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB. We also recorded a decrease in our general allowance for credit losses primarily due to GIL and taxable GIL redemptions during 2026.

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

Depreciation expense. Depreciation expense for the six months ended June 30, 2026 related primarily to the four SC MF Properties and totaled approximately $1.9 million. Amortization of in-place lease intangible assets for the SC MF Properties was approximately $4.1 million for the six months ended June 30, 2026. Depreciation expense for the six months ended June 30, 2025 related to furniture and equipment owned by the Partnership.

Interest expense. The decrease in interest expense for the six months ended June 30, 2026 as compared to the same period in 2025 was due to the following factors:

•
A decrease of approximately $1.5 million due to lower average principal outstanding of approximately $59.8 million; and
•
An increase of approximately $755,000 due to lower capitalized interest expense on our investments in unconsolidated entities.

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

	For the Six Months Ended June 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(236)	$(1,611)
Unrealized (gains) losses on derivatives, net	(3,410)	6,026
Net result from derivative transactions	$(3,646)	$4,415

Realized gains on derivatives, net, decreased during the six months ended June 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $3.4 million for the six months ended June 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $6.0 million for the six months ended June 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased gains of approximately $9.4 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily due to a decrease of approximately $577,000 in employee compensation and benefits.

Income Tax Expense for the three and six months ended June 30, 2026 and 2025

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans and real estate assets. There was minimal taxable income for the Greens Hold Co for the three and six months ended June 30, 2026 and 2025.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(1,522,729)	$(8,255,080)	$(196,349)	$(5,852,057)
Unrealized (gains) losses on derivatives, net	(1,866,956)	2,142,777	(3,409,954)	6,025,973
Depreciation and amortization	3,272,248	2,646	6,018,640	6,188
Provision for credit losses (1)	(372,582)	9,052,734	(2,450,459)	8,880,734
Reversal of gain on deed in lieu of foreclosures (2)	(22,790)	-	(2,241,813)	-
Amortization of deferred financing costs	430,920	387,362	919,945	768,696
Restricted unit compensation expense	398,145	505,275	791,915	739,322
Deferred income taxes	(1,038)	(989)	(157)	238
Redeemable Preferred Unit distributions and accretion	(1,101,685)	(1,029,649)	(2,203,369)	(1,790,328)
Tier 2 income allocable to the General Partner (3)	(4,156)	(92,852)	(4,156)	(92,852)
Recovery of prior credit loss (4)	(11,523)	79,191	(22,643)	62,224
Bond premium, discount and acquisition fee amortization, net of cash received	56,248	237,628	155,012	262,848
(Earnings) losses from investments in unconsolidated entities	3,180,718	2,217,319	8,129,070	3,209,578
Total CAD	$2,434,820	$5,246,362	$5,485,682	$12,220,564

Weighted average number of BUCs outstanding, basic	23,266,619	23,171,226	23,266,619	23,171,226
Net income (loss) per BUC, basic	$(0.11)	$(0.40)	$(0.11)	$(0.34)
Total CAD per BUC, basic	$0.10	$0.23	$0.24	$0.53
Cash Distributions declared, per BUC	$0.14	$0.30	$0.28	$0.67

(1)
The adjustments reflect the change in allowances for credit losses under the CECL standard which requires the Partnership to update estimates of expected credit losses for its investment portfolio at each reporting date. Credit losses are not reported within CAD until such losses are realized. The provision for credit loss for the three months ended June 30, 2026 includes a reduction of the first quarter recovery of approximately $39,000 of our previously recognized allowance for credit losses related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB. The provision for credit loss for the six months ended June 30, 2026 includes an asset-specific provision for credit loss of approximately $93,000 offset by a recovery of approximately $2.0 million of our previously recognized allowance for credit losses related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB

The provision for credit loss for the three and six months ended June 30, 2025 includes asset-specific provisions for credit losses for affordable multifamily investments totaling approximately $9.3 million.

(2)
The gain on deed in lieu of foreclosures for the three and six months ended June 30, 2026 was equal to the excess amount of the appraised value of the real estate assets acquired over our amortized cost basis of the Windsor Shores MRB and taxable MRB and The Ivy Apartments (a/k/a Century Plaza Apartments) MRB. We have excluded this gain in the calculation of CAD as it is non-cash and relates to fair value estimates of real estate assets.
(3)
As described in Note 22 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner. Tier 2 income for the three and six months ended June 30, 2026 related to final settlements of the Vantage at Helotes sale that occurred in May 2025. Tier 2 income for the three and six months ended June 30, 2025 related to the gain on sale of Vantage at Helotes and the premium received upon redemption of the Companion at Thornhill Apartments MRB.

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

In connection with the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2025, the Partnership identified certain immaterial errors in previously issued financial statements for the three month periods ended March 31, June 30, and September 30, 2025. The Partnership assessed the aggregate effects and materiality of these errors and concluded the errors were not material to the previously issued quarterly consolidated financial statements. The Partnership has voluntarily revised its quarterly condensed consolidated financial statements and the related reconciliations of net income (loss) to CAD for the three and six months ended June 30, 2025 included above. The following is a summary of the impacts on line items within the reconciliation of net income (loss) to CAD for the three and six months ended June 30, 2025:

•
A decrease in net income (loss) of approximately $1.2 million and $2.1 million for the three and six months ended June 30, 2025, respectively; and
•
An increase in the adjustment for (earnings) losses from investment in unconsolidated entities of approximately $721,000 and $1.5 million for the three and six months ended June 30, 2025, respectively.

The net impact of the above line items on the previously reported quarterly CAD amounts was a decrease in CAD of approximately $462,000 and $627,000 for the three and six months ended June 30, 2025, respectively.

Portfolio Information

The following tables summarize occupancy and other information regarding the properties underlying our various investments. The narrative discussion that follows provides a brief operating analysis of each investment as of and for the six months ended June 30, 2026 and 2025.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of June 30, 2026. Debt service on our MRBs for the non-consolidated stabilized properties was current as of June 30, 2026. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,		Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2026		2026	2025	2026	2025
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45		98%	93%	92%	91%
Courtyard	CA	108		100%	99%	94%	90%
Glenview Apartments (4)	CA	88		97%	97%	86%	90%
Harden Ranch	CA	100		100%	97%	97%	94%
Harmony Court Bakersfield	CA	96		96%	98%	95%	93%
Harmony Terrace	CA	136		98%	99%	132%	118%
Las Palmas II	CA	81		100%	100%	90%	91%
Montclair Apartments (4)	CA	80		94%	100%	112%	95%
Montecito at Williams Ranch Apartments	CA	132		95%	93%	82%	94%
Montevista	CA	82		91%	98%	91%	98%
Ocotillo Springs	CA	75		93%	96%	98%	99%
San Vicente	CA	50		100%	100%	87%	93%
Santa Fe Apartments	CA	89		85%	89%	81%	90%
Seasons at Simi Valley	CA	69		99%	99%	109%	114%
Seasons Lakewood	CA	85		99%	99%	102%	99%
Seasons San Juan Capistrano	CA	112		99%	99%	98%	95%
Solano Vista	CA	96		100%	97%	88%	88%
Summerhill	CA	128		99%	96%	96%	94%
Sycamore Walk	CA	112		99%	98%	97%	85%
The Village at Madera	CA	75		97%	97%	99%	100%
Tyler Park Townhomes	CA	88		98%	98%	99%	100%
Vineyard Gardens	CA	62		100%	100%	104%	106%
Wellspring Apartments (4)	CA	88		92%	93%	103%	105%
Westside Village Market	CA	81		100%	100%	97%	95%
Handsel Morgan Village Apartments (5)	GA	45		100%	n/a	79%	99%
MaryAlice Circle Apartments	GA	98		99%	80%	96%	89%
Renaissance	LA	208		86%	88%	76%	82%
Live 929 Apartments	MD	575		87%	86%	86%	93%
Jackson Manor Apartments	MS	60		97%	98%	98%	98%
Silver Moon (6)	NM	151		n/a	n/a	n/a	n/a
Village at Avalon	NM	240		98%	95%	91%	92%
Columbia Gardens	SC	188		81%	80%	81%	81%
Village at River's Edge	SC	124		99%	81%	97%	86%
Willow Run	SC	200		85%	83%	83%	75%
Avistar at Copperfield	TX	192		89%	89%	83%	86%
Avistar at the Crest	TX	200		75%	90%	63%	80%
Avistar at the Oaks	TX	156		74%	83%	63%	70%
Avistar at the Parkway	TX	236		65%	78%	48%	68%
Avistar at Wilcrest	TX	88		73%	86%	60%	75%
Avistar at Wood Hollow	TX	409		88%	85%	75%	70%
Avistar in 09	TX	133		81%	82%	73%	82%
Avistar on the Boulevard	TX	344		64%	76%	48%	70%
Avistar on the Hills	TX	129		75%	78%	60%	68%
Bruton Apartments	TX	264		82%	74%	42%	48%
Concord at Gulfgate	TX	288		87%	89%	75%	81%
Concord at Little York	TX	276		64%	80%	58%	70%
Concord at Williamcrest	TX	288		71%	84%	66%	78%
Crossing at 1415	TX	112		82%	88%	56%	72%
Decatur Angle	TX	302		83%	91%	61%	70%
Esperanza at Palo Alto	TX	322		84%	89%	60%	68%
Heights at 515	TX	96		78%	78%	70%	78%
Heritage Square	TX	204		82%	74%	70%	74%
Oaks at Georgetown	TX	192		92%	98%	62%	60%
15 West Apartments	WA	120		93%	97%	89%	94%

MRB Seniors Housing and Skilled Nursing Properties-Stabilized (3)
Village Point (7)	NJ	120	(7)	84%	85%	n/a	n/a

		8,518		85.8%	88.1%	77.3%	81.7%
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
(4)
The economic occupancy amounts are based on the latest available financial information, which is as of March 31, 2026.
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

Comparison of the six months ended June 30, 2026 and 2025

Occupancy metrics as of June 30, 2026 decreased from the same period in 2025 due primarily to occupancy declines at various properties located in Texas - primarily in San Antonio and Houston. These markets have experienced large increases in the supply of available multifamily units in recent periods. Overall higher vacancy levels in these markets are putting pressure on leasing at the properties related to our MRBs. We observed new construction starts in these markets declined sharply starting in late 2023 in San

Antonio and mid-2024 in Houston and we expect that occupancy will recover once available units are absorbed and new supply deliveries decline in the near term. Despite these declines in occupancy, all Texas borrowers are still current on MRB debt service. If there are continuing declines in operating results of the properties such that the borrowers are unable to make contractual principal and interest payments on our MRBs, we may receive forbearance requests or experience MRB defaults. We may choose to provide support to the borrowers through supplemental property loans to prevent such MRB defaults, which will be considered on a case-by-case basis. We will continue to monitor results and discuss property operations with the individual borrowers.

Excluding Texas properties, occupancy metrics have been fairly steady year over year with physical occupancy of 93% and 92% as of June 30, 2026 and 2025, respectively, and economic occupancy of 93% and 92% as of June 30, 2026 and 2025, respectively.

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2024. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 1.3% during the six months ended June 30, 2026 as compared to the same period in 2025. However, we observed a decrease in same-property net rental revenue of 4.2% during the six months ended June 30, 2026 as compared to the same period in 2025 due to lower physical occupancy at properties in Texas.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of June 30, 2026, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of June 30, 2026 debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of June 30,		Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2026		2026	2025	2026	2025
MRB Multifamily Properties-Non Stabilized (3)
Residency at the Mayer (4)	CA	79		73%	67%	n/a	n/a
Woodington Gardens Apartments	MD	197		97%	96%	91%	89%
Agape Helotes	TX	288		86%	82%	67%	84%
Aventine Apartments (6)	WA	68		93%	91%	95%	84%
The Safford (4)	AZ	200		97%	n/a	98%	n/a
40rty on Colony - Series P (4)	CA	40		80%	n/a	n/a	n/a
Residency at Empire (4)	CA	148		n/a	n/a	n/a	n/a
Residency at the Entrepreneur (4), (5)	CA	200		7%	n/a	n/a	n/a
SoLa Affordable Portfolio (4)	CA	154		n/a	n/a	n/a	n/a
Village at Hanford Square (4)	CA	100		40%	n/a	n/a	n/a
		1,474

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4), (7)	MI	164	(7)	93%	n/a	n/a	n/a

GIL Multifamily Properties-Non Stabilized (3)
Residency at Sky Village Hollywood (4)	CA	523		n/a	n/a	n/a	n/a
Everett Pointe Apartments (4)	TN	150		n/a	n/a	n/a	n/a
		673

Grand total		2,311
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
(5)
The physical occupancy is based on the latest available occupancy information, which is as of May 31, 2026.
(6)
The economic occupancy amounts are based on the latest available occupancy and financial information, which is as of March 31, 2026.
(7)
Meadow Valley is a seniors housing property with 164 beds in 154 units.

As of June 30, 2026, Agape Helotes is continuing its conversion from market-rate units to rent-restricted units after purchase of the property by a non-profit entity in May 2025. Aventine Apartments and Woodington Garden Apartments are undergoing in-place rehabilitations and will report occupancy during the rehabilitation period. Construction or rehabilitation of the properties in the remainder of the MRB multifamily properties non-stabilized group is complete.

As of June 30, 2026, Meadow Valley has completed construction and is in lease-up.

Residency at Sky Village Hollywood and Everett Pointe Apartments are new construction properties that are in the pre-development phase.

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

					Physical Occupancy (1) as of June 30,
Property Name	State	Construction Completion Date	Planned Number of Units		2026	2025	Revenue for the three months ended June 30, 2026 (2)	Sale Date	Per-unit Sale Price
Most Recent Property Sales
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	n/a	n/a	June 2023	174,000
Vantage at Tomball	TX	April 2022	n/a		n/a	n/a	n/a	January 2025	148,000
Vantage at Helotes	TX	November 2022	n/a		n/a	n/a	n/a	May 2025	170,000

Operating Properties
Vantage at Fair Oaks	TX	May 2023	288		81%	93%	$1,043,716	n/a	n/a
Vantage at Hutto	TX	December 2023	288		84%	83%	1,167,711	n/a	n/a
Vantage at McKinney Falls	TX	July 2024	288		86%	74%	1,105,318	n/a	n/a
Vantage at Loveland	CO	October 2024	288		87%	73%	1,441,181	n/a	n/a
Freestone Cresta Bella	TX	November 2024	296		64%	53%	827,356	n/a	n/a
Valage Senior Living Carson Valley	NV	April 2025	102	(3)	76%	25%	1,942,401	n/a	n/a
Freestone Greenville	TX	September 2025	300		56%	4%	681,312	n/a	n/a
The Jessam at Hays Farm	AL	December 2025	318		28%	3%	382,420	n/a	n/a
Freestone Ladera	TX	December 2025	288		28%	n/a	387,759	n/a	n/a

Properties Under Construction
Valage Senior Living Mt. Rose	NV	n/a	122		n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (4)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a

			3,162
(1)
Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)
Revenue is attributable to the property underlying the Partnership’s equity investment and is not included in the Partnership's income.
(3)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(4)
The property is reported as a consolidated VIE as of June 30, 2026 (see Note 3 to the Partnership’s condensed consolidated financial statements).

Nine properties have completed construction and are leasing. The Valage Senior Living Mt. Rose JV Equity Investment has begun construction. Two investments are still in the planning phase and have not commenced construction. We regularly discuss operations and lease-up progress with the respectively managing members and property management service providers. Once occupancy is stabilized above 90%, the managing member will likely evaluate options for the sale of the property.

MF Properties

As of June 30, 2026, we owned four MF Properties that we report on a consolidated basis. The amounts presented below were obtained from records provided by our property management service provider.

		Number of Units as of June 30,	Physical Occupancy (1) as of June 30,		Economic Occupancy (2) for the six months ended June 30,
Property Name	State	2026	2026	2025	2026	2025
MF Properties
Century Plaza Apartments (3)	SC	212	83%	n/a	75%	n/a
The Park at Sondrio Apartments (3)	SC	271	57%	n/a	56%	n/a
The Park at Vietti Apartments (3)	SC	204	62%	n/a	62%	n/a
Windsor Shores Apartments (3)	SC	176	82%	n/a	72%	n/a
		863	70%	n/a	65%	n/a

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

The following table compares operating results for the Affordable Multifamily Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Affordable Multifamily Investments
Total revenues	$17,333	$19,525	$(2,192)	-11.2%	$36,054	$40,219	$(4,165)	-10.4%
Expenses:
Provision for credit losses	(370)	9,054	(9,424)	-104.1%	(2,445)	8,875	(11,320)	-127.5%
Depreciation	-	3	(3)	-100.0%	-	6	(6)	-100.0%
Interest expense	10,474	12,641	(2,167)	-17.1%	21,118	25,090	(3,972)	-15.8%
Net result from derivative transactions	(1,257)	1,109	(2,366)	-213.3%	(2,193)	3,613	(5,806)	-160.7%
General and administrative expenses	4,041	4,675	(634)	-13.6%	8,692	9,245	(553)	-6.0%
Total expenses	12,888	27,482	(14,594)	-53.1%	25,172	46,829	(21,657)	-46.2%
Other income:
Gain on deed in lieu of foreclosures	23	-	23	N/A	2,242	-	2,242	N/A
Earnings (losses) from investments in unconsolidated entities	19	(30)	49	-163.3%	38	(30)	68	-226.7%
Segment net income	$4,487	$(7,987)	$12,474	-156.2%	$13,162	$(6,640)	$19,802	-298.2%

Comparison of the Three Months Ended June 30, 2026 and 2025

Total revenues decreased for the three months ended June 30, 2026 as compared to the same period in 2025 primarily due to:

•
A decrease of approximately $3.0 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $779,000 in interest income from recent MRB advances and accretion on an MRB;
•
A decrease of approximately $2.0 million in interest income due to recent GIL paydowns, offset by an increase of approximately $524,000 in interest income from recent GIL investments;
•
A decrease of approximately $208,000 in contingent interest income related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025;
•
An increase of approximately $1.1 million in other income related to greater non-refundable fees for the extension of various MRB, GIL and property loan maturity dates;
•
An increase of approximately $700,000 in other interest income from higher average property loan, taxable MRB and taxable GIL investment balances; and

The provision for credit losses for the three months ended June 30, 2026 related to declining expected credit losses for our portfolio of GIL, taxable GIL and property loan investments and was primarily due to GIL and taxable GIL redemptions during 2026.

The provision for credit losses for the three months ended June 30, 2025 includes asset-specific allowances of approximately $624,000 related to the Opportunity South Carolina property loan and approximately $8.7 million related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB. These asset-specific provisions were partially offset by GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio, and updates of market data used as quantitative assumptions in the Partnership’s model to estimate the allowance for credit losses.

Depreciation expense was minimal for the three months ended June 30, 2026 and 2025.

Total interest expense decreased for the three months ended June 30, 2026 as compared to the same period in 2025 primarily due to:

•
A decrease of approximately $1.6 million due to a decrease in the average outstanding principal of our debt financing instruments; and
•
A decrease of approximately $487,000 due to lower average interest rates on our debt financings, net of cash receipts received on interest rate derivatives.

Net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(141)	$(678)
Unrealized (gains) losses on derivatives, net	(1,116)	1,787
Net result from derivative transactions	$(1,257)	$1,109

Realized gains on derivatives, net, decreased during the three months ended June 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $1.1 million for the three months ended June 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $1.8 million for the three months ended June 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased gains of approximately $2.9 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

The decrease in general and administrative expenses for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily due to a decrease of approximately $566,000 in employee compensation and benefits.

Gain on deed in lieu of foreclosures represents our gain as a result of the deed in lieu of foreclosure of the SC MF Properties that occurred in the first quarter of 2026. The gain recorded during the three months ended June 30, 2026 represents final settlement adjustments.

Earnings (losses) from investments in unconsolidated entities represent our proportionate share of net earnings (losses) of the Construction Lending JV for the period. The Construction Lending JV began activities in April 2025.

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

	For the Three Months Ended June 30,
	2026			2025
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$798,212	$12,200	6.1%	$940,167	$14,415	6.1%
Governmental issuer loans	69,769	1,038	6.0%	140,400	2,535	7.2%
Property loans	47,117	910	7.7%	43,350	688	6.3%
Other investments	89,598	1,671	7.5%	64,873	1,193	7.4%
Total interest-earning assets	$1,004,696	$15,819	6.3%	$1,188,790	$18,831	6.3%
Contingent interest income		-			208
Other income		1,067			-
Non-investment income		447			486
Total revenues		$17,333			$19,525

Interest-bearing liabilities:
Lines of credit	$48,500	$741	6.1%	$2,875	$58	8.1%
Fixed TEBS financing	223,128	2,228	4.0%	233,095	2,374	4.1%
Fixed TEBS Residual financing	46,608	835	7.2%	50,926	930	7.3%
Fixed 2024 PFA Securitization Transaction	55,039	676	4.9%	71,027	917	5.2%
Variable TOB financing	478,258	5,744	4.8%	641,752	8,043	5.0%
Realized (gains) losses on interest rate swaps, net	N/A	(142)	N/A	N/A	(678)	N/A
Total interest-bearing liabilities	$851,533	$10,082	4.7%	$999,675	$11,644	4.7%
Net interest spread (1)		$5,737	2.3%		$7,187	2.4%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		10,224			12,322
Amortization of deferred finance costs		250			319
Total interest expense		$10,474			$12,641
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

	For the Three Months Ended June 30, 2026 vs. 2025
	Total Change	Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(2,215)	$(2,177)	$(38)
Governmental issuer loans	(1,497)	(1,275)	(222)
Property loans	222	60	162
Other investments	478	455	23
Total interest-earning assets	$(3,012)	$(2,937)	$(75)

Interest-bearing liabilities:
Lines of credit	$683	920	(237)
Fixed TEBS financing	(146)	(146)	-
Fixed TEBS Residual financing	(95)	(95)	-
Variable TEBS financing	-	-	-
Fixed 2024 PFA Securitization Transaction	(241)	(241)	-
Variable TOB financing	(2,299)	(2,049)	(250)
Realized gains on interest rate swaps, net	536	N/A	536
Total interest-bearing liabilities	$(1,562)	$(1,611)	$49
Net interest spread change	$(1,450)	$(1,326)	$(124)

Comparison of the Six Months Ended June 30, 2026 and 2025

Total revenues decreased for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to:

•
A decrease of approximately $5.7 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $1.6 million in interest income from recent MRB advances and accretion on an MRB;
•
A decrease of approximately $3.3 million in interest income due to recent GIL redemptions, offset by an increase of approximately $1.0 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $885,000 in other income related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates;
•
An increase of approximately $1.5 million in other interest income from higher average property loan, taxable MRB and taxable GIL investment balances; and
•
A decrease of approximately $154,000 in other interest income due to less interest earned on cash balances.

The provision for credit losses for the six months ended June 30, 2026 includes an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan offset by a recovery of approximately $2.0 million of our previously recognized allowance for credit loss related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB. We also recorded a decrease in our general allowance for credit losses primarily due to GIL and taxable GIL redemptions during 2026.

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

Depreciation expense was minimal for the six months ended June 30, 2026 and 2025.

Interest expense decreased for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to:

•
A decrease of approximately $2.4 million due to a decrease in the average outstanding principal of our debt financing instruments; and

•
A decrease of approximately $1.5 million due to lower average interest rates on debt financing, net of cash receipts received on interest rate derivatives.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(103)	$(1,441)
Unrealized (gains) losses on derivatives, net	(2,090)	5,054
Net result from derivative transactions	$(2,193)	$3,613

Realized gains decreased during the six months ended June 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $2.1 million for the six months ended June 30, 2026, compared to unrealized losses of approximately $5.1 million for the six months ended June 30, 2025, resulting in increased gains of approximately $7.1 million between the two periods. The net increase in unrealized gains was attributable to higher interest rates in 2026 and beyond as compared to forward market interest rates as of June 30, 2025. See the “Executive Summary” section of this Item 2 for additional discussion.

The decrease in general and administrative expenses for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily due to a decrease of approximately $577,000 in employee compensation and benefits.

Gain on deed in lieu of foreclosures represents our gain as a result of the deed in lieu of foreclosure of the SC MF Properties that occurred in the first quarter of 2026. The gain was equal to the excess amount of the appraised value of the real estate assets acquired over our amortized cost basis of the Windsor Shores MRB and taxable MRB and The Ivy Apartments (a/k/a Century Plaza Apartments) MRB.

Earnings (losses) from investments in unconsolidated entities represent our proportionate share of net earnings (losses) of the Construction Lending JV for the period. The Construction Lending JV began activities in April 2025.

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the six months ended June 30, 2026 and 2025. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Six Months Ended June 30,
	2026			2025
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$823,097	$24,851	6.0%	$940,242	$28,917	6.2%
Governmental issuer loans	99,336	3,402	6.8%	155,745	5,670	7.3%
Property loans	46,788	1,802	7.7%	44,052	1,397	6.3%
Other investments	90,412	3,328	7.4%	58,480	2,186	7.5%
Total interest-earning assets	$1,059,633	$33,383	6.3%	$1,198,519	$38,170	6.4%
Contingent interest income		-			208
Other income		1,841			959
Non-investment income		830			882
Total revenues		$36,054			$40,219

Interest-bearing liabilities:
Lines of credit	$53,997	$1,592	5.9%	$9,722	$341	7.0%
Fixed TEBS Financing	223,551	4,463	4.0%	234,459	4,739	4.0%
Fixed TEBS Residual Financing	46,664	1,672	7.2%	51,541	1,866	7.2%
Fixed 2024 PFA Securitization Transaction	55,148	1,354	4.9%	72,752	1,838	5.1%
Variable TOB trust financing	520,102	11,439	4.4%	643,579	15,677	4.9%
Realized gains on interest rate swaps, net	N/A	(103)	N/A	N/A	(1,441)	N/A
Total interest-bearing liabilities	$899,462	$20,417	4.5%	$1,012,053	$23,020	4.5%
Net interest spread (2)		$12,966	2.4%		$15,150	2.5%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		20,520			24,461
Amortization of deferred finance costs		598			629
Total interest expense		$21,118			$25,090

The following table summarizes the changes in interest income and interest expense for the six months ended June 30, 2026 and 2025, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Six Months Ended June 30, 2026 vs. 2025
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(4,066)	$(3,603)	$(463)
Governmental issuer loans	(2,268)	(2,054)	(214)
Property loans	405	87	318
Other investments	1,142	1,194	(52)
Total interest-earning assets	$(4,787)	$(4,376)	$(411)

Interest-bearing liabilities:
Lines of credit	$1,251	$1,553	$(302)
Fixed TEBS Financing	(276)	(276)	-
Fixed TEBS Residual Financing	(194)	(194)	-
Fixed 2024 PFA Securitization Transaction	(484)	(484)	-
Variable TOB trust financing	(4,238)	(3,008)	(1,230)
Realized gains on interest rate swaps, net	1,338	N/A	1,338
Total interest-bearing liabilities	$(2,603)	$(2,409)	$(194)
Net interest spread change	$(2,184)	$(1,967)	$(217)

Operational matters

See the section in this Item 2 titled “Portfolio Information” for discussion of physical and economic occupancy results and trends for our MRB and GIL investments.

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs as of June 30, 2026.

Our sole student housing property securing an MRB, Live 929 Apartments, was 87% occupied as of June 30, 2026, and is current on MRB debt service. The property is approximately 91% preleased for the 2026-2027 academic year which is ahead of pace of leasing in prior years. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. The property is expected to pay all operating expenses and debt service from operating cash flows for the 2026-2027 academic year.

We own various MRBs and taxable MRBs that finance the construction or rehabilitation of affordable multifamily properties. We regularly monitor construction progress at the underlying properties and have noted no material cost overruns or supply chain disruptions for either construction materials or labor. Borrowers for all such MRBs are current on debt service as of June 30, 2026. In many instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default.

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

As of June 30, 2026, we owned two MRBs with aggregate outstanding principal of $66.2 million, with an outstanding commitment to provide additional funding of $750,000 on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 164 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. As of June 30, 2026, the Partnership also had a property loan with a principal balance of $7.3 million used to facilitate the purchase of a portfolio of nine essential healthcare support buildings located in eastern Pennsylvania. The loan is subordinate to the senior debt of the borrower and secured by a first priority security interest in master lease payments guaranteed by an investment grade healthcare system.

The following table compares the operating results for the Seniors and Skilled Nursing Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$1,365	$1,242	$123	9.9%	$2,620	$2,474	$146	5.9%
Expenses:
Provision for credit losses	(3)	(1)	(2)	200.0%	(5)	6	(11)	-183.3%
Interest expense	666	714	(48)	-6.7%	1,242	1,366	(124)	-9.1%
Net result from derivative transactions	(379)	270	(649)	-240.4%	(634)	802	(1,436)	-179.1%
Total expenses	284	983	(699)	-71.1%	603	2,174	(1,571)	-72.3%
Segment net income	$1,081	$259	$822	317.4%	$2,017	$300	$1,717	572.3%

Comparison of the Three Months Ended June 30, 2026 and 2025

Total revenues increased for the three months ended June 30, 2026 as compared to the same period in 2025 due to higher average principal balances of approximately $1.5 million.

The provision for credit losses was minimal for the three months ended June 30, 2026 and 2025.

Interest expense decreased for the three months ended June 30, 2026 as compared to the same period in 2025 primarily due to lower average interest rates on debt financing.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(18)	$(86)
Unrealized (gains) losses on derivatives, net	(361)	356
Net result from derivative transactions	$(379)	$270

Realized gains on derivatives, net, decreased during the three months ended June 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $361,000 for the three months ended June 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $356,000 for the three months ended June 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased gains of approximately $717,000 between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

Comparison of the Six Months Ended June 30, 2026 and 2025

Total revenues increased for the six months ended June 30, 2026 as compared to the same period in 2025 due to higher average principal balances of approximately $2 million.

The provision for credit losses for the six months ended June 30, 2026 and 2025 was minimal.

Interest expense decreased for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to lower average interest rates on debt financing.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(37)	$(170)
Unrealized (gains) losses on derivatives, net	(597)	972
Net result from derivative transactions	$(634)	$802

Realized gains on derivatives, net, decreased during the six months ended June 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $597,000 for the six months ended June 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $972,000 for the six months ended June 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased gains of approximately $1.6 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

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

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$409	$2,037	$(1,628)	-79.9%	$766	$4,434	$(3,668)	-82.7%
Expenses:
Interest expense	736	546	190	34.8%	1,673	942	731	77.6%
Other income:
Gain on sale of investments in unconsolidated entities	17	196	(179)	-91.3%	17	201	(184)	-91.5%
Earnings (losses) from investments in unconsolidated entities	(3,181)	(2,217)	(964)	43.5%	(8,129)	(3,210)	(4,919)	153.2%
Segment net income (loss)	$(3,491)	$(530)	$(2,961)	558.7%	$(9,019)	$483	$(9,502)	-1967.3%

Comparison of the Three Months Ended June 30, 2026 and 2025

The decrease in total revenues for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily due to the following:

•
A decrease of approximately $1.8 million of investment income related to preferred return recognized upon the sale of Vantage at Helotes in May 2025; and
•
An increase of approximately $206,000 in investment income related to preferred returns on equity contributions during 2025 and 2026.

Interest expense for the three months ended June 30, 2026 and 2025 is related to our General LOC that is primarily secured by the JV Equity Investments. The increase in interest expense is primarily due to higher average outstanding balances.

The gain on sale of investments in unconsolidated entities for the three months ended June 30, 2026 is related to final settlement of the Vantage at Helotes sale that occurred in May 2025. The gain on sale for the three months ended June 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor sale that occurred in July 2022.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the three months ended June 30, 2026 as compared to the same period in 2025 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties began primary operations in mid to late 2025. Depreciation and amortization expenses accounted for approximately $2.0 million of our proportionate share of losses for the three months ended June 30, 2026, with the remaining losses related to non-capitalized interest expense and general operating expenses.

Comparison of the Six Months Ended June 30, 2026 and 2025

The decrease in total revenues for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily due to the following:

•
A decrease of approximately $2.2 million of investment income due to a preferred return distribution from Vantage at Loveland in March 2025;
•
A decrease of approximately $1.8 million of investment income related to preferred return recognized upon the sale of Vantage at Helotes in May 2025; and
•
An increase of approximately $378,000 in investment income related to preferred returns on equity contributions during 2025 and 2026.

Interest expense for the six months ended June 30, 2026 and 2025 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to higher average outstanding balances.

The gain on sale of investments in unconsolidated entities for the six months ended June 30, 2026 is related to final settlement of the Vantage at Helotes sale that occurred in May 2025. The gain on sale for the six months ended June 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor and Vantage at Coventry sales that occurred in July 2022 and January 2023, respectively.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the six months ended June 30, 2026 as compared to the same period in 2025 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties began primary operations in mid to late 2025. Depreciation and amortization expenses accounted for approximately $3.9 million of our proportionate share of losses for the six months ended June 30, 2026, with the remaining losses related to non-capitalized interest expense and general operating expenses.

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

We remain positive on the market rate senior housing segment of the market. We believe market rate seniors housing industry trends, potential resident demographics, and expected returns remain encouraging, so we will continue to evaluate joint venture equity investment opportunities in the seniors housing segment, though in lower volume than our historical capital allocation to market rate multifamily investments. We have seen strong lease-up at Valage Senior Living Carson Valley with the property nearly 80% leased on a combined basis with the assisted living component at 100% leased as of June 30, 2026. In December 2025, we closed on a new market rate seniors housing JV Equity Investment for Valage Mt. Rose in Reno, NV. This is our second seniors housing investment with the Valage Development group.

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

Property Operations & Construction

The “Portfolio Information” section in this Item 2 contains various occupancy and other operational information relating to the JV Equity Investments. Of our 12 current JV Equity Investments (inclusive of Vantage at San Marcos), 9 have completed construction, 1 is currently under construction and 2 are in the planning stage.

As of June 30, 2026, the Valage Senior Living Mt. Rose JV Equity Investment had begun construction. Persistently high interest rates in 2023 through now have caused actual interest costs during construction to exceed original budgets at certain properties. We have noted that such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments to address the higher than budgeted interest costs. In addition, high levels of new unit supply and declining market rents in certain local markets have prolonged the lease-up phase of certain properties such that operating cash flows are insufficient to pay all construction loan debt service. Under the individual property operating agreements, as additional capital is required, the parties will mutually agree on how to fund additional capital. During 2025, we contributed additional net equity totaling $2.0 million across six of our JV Equity Investments above our original equity commitments. In addition, we contributed additional net equity totaling $13.2 million across five of our JV Equity Investments during January through July 2026. The additional equity was primarily used to pay additional interest costs, certain property taxes, and operating shortfalls. We may contribute additional equity to certain JV Equity Investments during the remainder of 2026, though the ultimate amount is uncertain. The amount of such additional funding, if any, will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, overall operating results of the underlying properties, and opportunities for property sales. We plan to contribute additional funds from unrestricted cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
MF Properties
Total revenues	$2,079	$-	$2,079	N/A	$3,530	$-	$3,530	N/A
Expenses:
Real estate operating (exclusive of items shown below)	1,343	-	1,343	N/A	2,171	-	2,171	N/A
Depreciation and amortization	3,272	-	3,272	N/A	6,019	-	6,019	N/A
Interest expense	1,511	-	1,511	N/A	2,521	-	2,521	N/A
Net result from derivative transactions	(445)	-	(445)	N/A	(819)	-	(819)	N/A
Total expenses	5,681	-	5,681	N/A	9,892	-	9,892	N/A
Income (loss) before income taxes	(3,602)	-	(3,602)	N/A	(6,362)	-	(6,362)	N/A
Income tax benefit	(3)	(3)	-	0.0%	(5)	(5)	-	0.0%
Segment net income (loss)	(3,599)	3	(3,602)	N/A	$(6,357)	$5	$(6,362)	N/A

Results for the three and six months ended June 30, 2026 primarily related to the four MF Properties acquired during the first quarter of 2026. Depreciation expense was approximately $772,000 and $1.9 million for the three and six months ended June 30, 2026, respectively. Amortization of in-place lease assets was approximately $2.5 million and $4.1 million for the three and six months ended June 30, 2026, respectively.

There were no MF Properties owned during the three and six months ended June 30, 2025, so reported operations are minimal.

There was minimal income tax expense to report for the MF Properties segment for three and six months ended June 30, 2026 and 2025.

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

Unrestricted Cash on Hand

As of June 30, 2026, we reported unrestricted cash on hand of approximately $30.9 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $6.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investment Assets

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of June 30, 2026. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Secured Lines of Credit

We maintain a General LOC with a commitment of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional $10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of June 30, 2026. The outstanding balance of the General LOC was $50.0 million as of June 30, 2026 with no amounts available to be drawn. The General LOC has a maturity date of June 2027, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain an Acquisition LOC with a commitment of up to $80.0 million that may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans), or master lease agreements guaranteed by investment grade tenants. Advances on the Acquisition LOC are generally due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of June 30, 2026. The outstanding balance of the Acquisition LOC was approximately $45.8 million and approximately $34.2 million was available to be drawn as of June 30, 2026, subject to posting of additional collateral. The Acquisition LOC has a maturity date of June 2027, with two one-year extension options, subject to certain terms and conditions.

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

Our GIL and taxable GIL investments are considered available-for-sale and expected to be sold into the Construction Lending JV within the next 12 months at prices equal to the principal outstanding plus accrued interest. Such proceeds will be primarily used to repay our related debt financing, with residual proceeds available to us for general use. We regularly monitor the progress of the underlying properties and the likelihood of redemption upon maturity and currently have no concerns regarding repayment. Borrowers may request extensions of GIL maturity dates which are contingent upon our approval, payment of an extension fee, and obtaining an approval of Freddie Mac to extend the maturity date of the forward purchase commitment.

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

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured lines of credit. We may obtain leverage for these investments by posting the investments as security. As of June 30, 2026, our primary unleveraged assets were certain MRBs and taxable MRBs with a carrying value totaling approximately $12.3 million.

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

Under the terms of our Partnership Agreement, we are authorized to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. Additionally, we are authorized to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. As of August 6, 2026, the market capitalization of our BUCs was $136.2 million and the book value of our outstanding Series A-1 Preferred Units and Series B Preferred Units was $55.0 million and $47.5 million, respectively. At these levels, we are not currently authorized to issue additional Series A-1 Preferred Units or Series B Preferred Units, though we may be able to issue such units in the future if there is sufficient increase in market capitalization of our BUCs.

We have one registration statement on Form S-3 covering the offering of Series B Preferred Units that has been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offering:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of June 30, 2026	Remaining Units Available to Issue as of June 30, 2026
Series B	September 2024	September 2027	$10.00	5.75%	Sixth anniversary	2,500,000	7,500,000	(1)

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

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and seniors housing JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on many factors including, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of June 30, 2026:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Commitment	Remaining Commitment as of June 30, 2026	Remainder of 2026	2027	Interest Rate		Related Debt Financing (2)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$750,000	$-	$750,000	6.25%		Variable TOB

Taxable Mortgage Revenue Bonds
Residency at Empire Series BB-T	December 2022	December 2026	$9,404,500	$5,304,500	$5,304,500	$-	7.45%		Variable TOB
Gateway and Yarbrough Predevelopment Project	June 2025	April 2027	2,000,000	1,200,000	1,200,000	-	9.00%		N/A
Triangle Square Predevelopment Project	July 2025	October 2026	14,300,000	1,700,000	1,700,000	-	9.00%		N/A
Subtotal			25,704,500	8,204,500	8,204,500	-

Governmental Issuer Loans
Residency at Sky Village Hollywood	December 2025	December 2030	$34,000,000	$4,000,000	$4,000,000	$-	SOFR + 3.20%	(3)	(5)
Everett Pointe Apartments	June 2026	July 2029	29,250,000	22,750,000	9,473,429	13,276,571	7.30%		(5)
Subtotal			63,250,000	26,750,000	13,473,429	13,276,571

Property Loans
Sandoval Flats	November 2024	December 2027 (4)	$29,846,000	$26,146,000	$17,860,000	$8,286,000	7.48%		(5)

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	N/A		N/A
Freestone Greeley (7)	October 2022	N/A	16,035,710	10,562,345	10,562,345	-	N/A		N/A
Valage Senior Living Mt. Rose	December 2025	N/A	14,541,973	3,923,133	3,923,133	-	N/A		N/A
Subtotal			40,492,212	23,429,392	23,429,392	-

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (4)	$21,921,000	$21,921,000	$-	$21,921,000	6.875%		N/A

Total Commitments			$225,213,712	$107,200,892	$62,967,321	$44,233,571

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
(7)
A development site has been identified, and land has been acquired for these properties. The Partnership’s joint venture partners are evaluating the highest and best use for the development sites as of June 30, 2026, which may include a sale of the land or the commencement of construction. The timing of any funding commitment is uncertain and the Partnership’s remaining funding commitment will be terminated if the land is sold.

We are also committed to fund 10% of the capital for the Construction Lending JV with the remainder to be funded by third-party investors with each party contributing its proportionate capital contributions upon funding of future investments. Our capital will be contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. Our maximum remaining capital commitment to the Construction Lending JV is approximately $14.4 million as of June 30, 2026.

In addition, we will consider providing additional financing to borrowers on our debt investments or additional equity to our JV Equity Investments above our original commitments if requested by the borrowers and managing members, respectively, on a case-by-case basis. When considering whether to fund such requests, we will consider various factors including, but not limited to, the economic return on additional investments in the entity, the impact to the Partnership’s credit and investment risk from either funding or withholding funding, and the requesting entity’s other available sources of funding. From January through July 2026, we contributed additional equity totaling $13.2 million across five JV Equity Investments. The additional capital was used to cover higher than anticipated interest costs, loan refinancing costs, and certain operating expenses resulting from longer holding periods. We anticipate making additional investments in certain JV Equity Investments during 2026, though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds from unrestricted cash on hand or other currently available liquidity sources.

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

Our debt financing arrangements include various fixed rate and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed rate and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed rate and variable rate debt financings as of June 30, 2026 and December 31, 2025:

		June 30, 2026			December 31, 2025
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal		% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$324,026,570		39.2%	$326,360,968	32.0%
Variable (1)	Variable (1)	26,736,000		3.2%	23,536,000	2.3%
Fixed	Variable	126,681,749	(3)	15.3%	216,874,407	21.3%
Fixed	Variable - Hedged (2)	348,553,253		42.3%	452,368,593	44.4%
Total		$825,997,572			$1,019,139,968
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
(3)
Approximately $37.5 million of this amount relates to investment assets with maturity dates of December 2026.

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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling approximately $214,000 and $764,000 during the three months ended June 30, 2026 and 2025, respectively, and approximately $423,000 and $1.6 million during the six months ended June 30, 2026 and 2025, respectively.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of June 30, 2026. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps as of June 30, 2026 (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2026	$352,096,466
2027	266,427,499
2028	139,775,466
2029	99,207,299
2030	31,452,800
2031	21,205,500
2032	18,931,333
2033	15,863,500
2034	11,755,833
2035	9,145,833
2036	9,066,667
2037	8,983,333
2038	8,893,333
2039	8,833,333

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement with the lender based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had approximately $660,000 of net cash collateral returned to us by Mizuho during the six months ended June 30, 2026. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps generally change inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

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

The table below summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of June 30, 2026. The reported maturities for each individual debt financing are based on the earlier of contractual payments of the underlying securitized assets or the stated maturity date of the debt financing.

	Secured Lines of Credit	Debt Financing	Mortgages Payable	Total
Remainder of 2026	$39,300,000	$148,142,176	$-	$187,442,176
2027	56,500,000	194,948,409	84,000,000	335,448,409
2028	-	134,183,221	231,679	134,414,900
2029	-	43,030,117	-	43,030,117
2030	-	44,030,059	-	44,030,059
Thereafter	-	261,663,590	-	261,663,590
Total	$95,800,000	$825,997,572	$84,231,679	$1,006,029,251

The table above is as of June 30, 2026, and does not reflect the various debt financing transactions that occurred in July 2026 that are disclosed in Note 25 of the condensed consolidated financial statements.

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

On June 16, 2026, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.14 per BUC to unitholders of record on June 30, 2026 and payable on July 31, 2026.

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

Cash Flows

In the six months ended June 30, 2026, we used cash of $13.4 million, which was the net result of $1.1 million generated by operating activities, $92.3 million generated by investing activities, and $106.7 million used in financing activities.

Cash generated by operating activities totaled $1.1 million for the six months ended June 30, 2026, as compared to $21.5 million generated for the six months ended June 30, 2025. The change between periods was due to the following factors:

•
An increase of $5.7 million in net income;
•
A total decrease of $11.3 million in non-cash provisions for credit loss and loan loss;
•
A decrease of $10.8 million related to changes in the preferred return receivable from unconsolidated entities;
•
A decrease of $9.5 million related to an increase in the unrealized gain on interest rate derivatives;
•
A decrease of $3.1 million related to changes in the Partnership's working capital;
•
A decrease of $2.2 million related to non-cash gain on deed in lieu of foreclosures;
•
An increase of $4.9 million related to an increase in the Partnership's net losses from investments in unconsolidated entities; and

•
An increase of $6.0 million related to depreciation and amortization.

Cash generated by investing activities totaled $92.3 million in the six months ended June 30, 2026, as compared to cash generated of $95.5 million in the six months ended June 30, 2025. The change between periods was primarily due to the following factors:

•
A net decrease of $27.2 million of cash due to overall lower paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A decrease of $24.2 million of cash due to lower proceeds from the sale of investments in unconsolidated entities;
•
A decrease of $6.1 million of cash due to greater contributions to unconsolidated entities;
•
A decrease of $2.4 million of cash due to lower proceeds from the return of investments in unconsolidated entities;
•
A decrease of $1.4 million of cash due to proceeds from the sale of land held for development during the six months ended June 30, 2025;
•
A net increase of $56.8 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans; and
•
An increase of $755,000 of cash due to interest paid and capitalized during the six months ended June 30, 2025.

Cash used in financing activities totaled $106.7 million in the six months ended June 30, 2026, as compared to cash used of $89.8 million in the six months ended June 30, 2025. The change between periods was primarily due to the following factors:

•
A net decrease of $129.5 million of cash due to less proceeds from debt financing;
•
A decrease of $20.0 million of cash related to proceeds from the issuance of Preferred Units during the six months ended June 30, 2025;
•
A decrease of $399,000 of cash due to higher debt financing costs paid;
•
An increase of approximately $7.8 million of cash due to lower distributions paid;
•
A net increase of $39.8 million of cash due to higher proceeds on the secured lines of credit; and
•
A net increase of $85.4 million due to higher proceeds on mortgages payable.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum Leverage Ratio, as established by the Board of Managers. The Board of Managers retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of June 30, 2026, our overall Leverage Ratio was approximately 74%.

Off Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of June 30, 2026, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties, and for the Construction Lending JV. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our condensed consolidated financial statements.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of June 30, 2026:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford	$34,185,000	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,500,000	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Residency at Empire (2)	83,100,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	76,000,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer	28,200,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
Residency at Sky Village Hollywood	31,000,000	12/31/2030	5645 Fernwood Avenue	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Wellspring Apartments	3,900,000	9/1/2039	1500 East Anaheim Street	Long Beach	Los Angeles	CA	90813
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
MaryAlice Circle	3,050,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Jackson Manor Apartments	4,828,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Agape Helotes	13,476,052	1/1/2065	9311 FM 1560 N	San Antonio	Bexar	TX	78254
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,147,160	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,899,048	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,743,037	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,422,805	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,670,016	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
Aventine Apartments	9,500,000	6/1/2031	211 112th Ave	Bellevue	King	WA	98004
	$734,521,118
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
(2)
The Partnership committed to provide total funding of MRBs up to $79.0 million and a taxable MRB up to $9.4 million during the construction and lease-up of the property on a draw-down basis. The taxable MRB has a maturity date of 12/1/2026. Upon stabilization of the property, the MRBs will be partially repaid and the maximum balance of the MRBs after stabilization will not exceed $35.3 million and will have a maturity date of 12/1/2040.
(3)
The Partnership committed to provide total funding of MRBs up to $64.0 million and a taxable MRB up to $12.0 million during the acquisition and rehabilitation phase of the property on a draw-down basis. The taxable MRB has a maturity date of 12/1/2026. Upon stabilization of the property, the MRB will be partially repaid and the maximum balance of the MRB after stabilization will not exceed $44.1 million and will have a maturity date of 3/31/2040.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of June 30, 2026 are related to interest rate risk and credit risk. We also have exposure to valuation and reinvestment risks. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans, and our debt financing, and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Interest Rate Risk

The Federal Reserve has held the federal funds rate steady at a target range for the federal funds rate of 3.50-3.75% in recent quarters. Recent federal funds rate decisions have not been unanimous as there are differing views among board members with certain members recently supporting a 25 basis point rate increase. The Federal Reserve continues to evaluate economic data in assessing whether to make further changes to the federal funds rate, which in turn, influences market expectations for current and future interest rate levels. The pace and direction of additional federal funds rate changes continue to remain uncertain for the balance of 2026 and into 2027. Changes in short-term interest rates will generally result in similar changes in the interest cost associated with our variable debt financing arrangements, though such changes are expected to be offset by changes in net receipts on our interest rate swap portfolio.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of June 30, 2026:

Description	- 100 basis points	- 50 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$2,901,099	$1,450,550	$(1,450,550)	$(2,901,099)	$(5,802,198)
Other Financings & Derivatives	(1,374,868)	(687,434)	687,434	1,374,868	2,749,736
Variable Rate Investments	(489,250)	(244,625)	244,625	489,250	978,500
Net Interest Income Impact	$1,036,981	$518,491	$(518,491)	$(1,036,981)	$(2,073,962)

Per BUC Impact (1)	$0.045	$0.022	$(0.022)	$(0.045)	$(0.089)
(1)
The net interest income impact per BUC calculated based on 23,266,619 BUCs outstanding as of June 30, 2026.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized (gains) losses on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of June 30, 2026, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to finance the acquisition of many of our fixed income assets. Approximately 61% of our leverage bears interest at short term variable interest rates. Our remaining 39% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 5% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

	June 30, 2026	December 31, 2025
California	35%	31%
Texas	30%	27%
South Carolina	4%	15%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 1 basis point across the curve as of June 30, 2026 compared to December 31, 2025. The 10 year United States Treasury yield increased 26 basis points and the 30 year United States Treasury yield increased 7 basis points during the first six months of 2026. The 5 year and 10 year SOFR swap rate increased 45 and 22 basis points, respectively, during the first six months of 2026. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of June 30, 2026:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$890,981	2.6%	- 9.5%	2.9%	-10.5%	$17,878

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

Remediation of Previously Identified Material Weaknesses

As previously disclosed in “Part II, Item 9A. Controls and Procedures” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), the Partnership identified a material weakness with respect to the misapplication of accounting guidance for investments accounted for using the equity method. Specifically, the weakness related to the operating effectiveness of quarterly controls for recording preferred return investment income, the Partnership’s proportionate share of earnings (losses) from investments in unconsolidated entities, and the capitalization of interest costs as a basis difference related to equity method investees that are undergoing development activities. During the first quarter of 2026, management, with the oversight of the Audit Committee and Board of Managers, implemented measures to appropriately enhance its controls and procedures and remediate the material weaknesses described above. In this regard, the Partnership redesigned the calculations for all impacted equity method investees, quantified the impacts to all periods, individually and in the aggregate, and revised the related review controls over the redesigned calculations and associated inputs. In performing this redesign, the Partnership identified the amount of aggregate errors for all investments and for all periods through December 31, 2025 and established updated calculations and control procedures to avoid similar errors in future periods. As of the date of this report, all measures described above have been completed. The Partnership’s management completed testing of the implemented controls during the quarters ended March 31 and June 30, 2026, and found such controls to be operating effectively. As a result, management has concluded that the foregoing material weakness in internal control over financial reporting has been remediated as of June 30, 2026.

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting, other than the remediation activities described above and discussed in further detail in “Part II, Item 9A. Controls and Procedures” of the Partnership’s 2025 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2025, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the six months ended June 30, 2026.

Item 5. Other Information.

Trading Plans

During the quarter ended June 30, 2026, no Manager or executive officer of the Partnership (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as required by Item 601 of Regulation S-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1	Independent Contractor Agreement dated June 30, 2026 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 001-41564), filed by the Partnership on July 6, 2026).
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended June 30, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the periods ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: August 10, 2026	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: August 10, 2026	By:	/s/ Eric R. Nielsen
Eric R. Nielsen
Interim Chief Financial Officer