Form 10-Q
period 2026-09-30
Greystone Housing Impact Investors LP
filed 2026-11-09
CIK 1059142

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, the registrant had 23,493,038 Beneficial Unit Certificates representing assignments of limited partnership interests outstanding.

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

GAHI - Greystone Affordable Housing Initiatives LLC, an affiliate of the Partnership.

General LOC - A general secured line of credit with three financial institutions where BankUnited serves as the sole lead arranger and administrative agent.

General Partner - America First Capital Associates Limited Partnership Two, which is the general partner of the Partnership.

GIL(s) - Governmental issuer loan(s).

GREC - Greystone Real Estate Capital LLC, an affiliate of the Partnership.

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

QAP - Qualified allocation plan.

Report - This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, unless otherwise specified.

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
•
any effects on our business resulting from U.S. domestic or foreign governmental trade measures, including but not limited to tariffs, import and export controls, foreign exchange intervention accomplished to offset the effects of trade policy or in response to currency volatility, and other restrictions on free trade;
•
adverse reactions in U.S. financial markets related to actions of foreign central banks or the economic performance of foreign economies, including in particular China, Japan, the European Union, and the United Kingdom;
•
the general condition of the real estate markets in the regions in which we operate, which may be unfavorably impacted by high mortgage interest rates, pressures in the commercial real estate sector, persistent elevated inflation levels, and other factors;
•
changes in interest rates and credit spreads, as well as the success of any hedging strategies we may undertake in relation to such changes, and the effect such changes may have on the relative spreads between the yield on our investments and our cost of financing;
•
resurgent inflationary impacts resulting from macroeconomic conditions and policy initiatives;
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
•
changes in the U.S. corporate tax code and other government regulations affecting our business; and
•
risks related to the development and use of artificial intelligence (AI).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$32,395,371	$39,502,187
Restricted cash	22,019,210	15,383,782
Interest receivable, net	7,020,013	7,276,781
Mortgage revenue bonds, at fair value (Note 4)	867,406,786	1,007,904,386
Governmental issuer loans
Governmental issuer loans (Note 5)	31,000,000	138,757,835
Allowance for credit losses (Note 10)	-	(609,000)
Governmental issuer loans, net	31,000,000	138,148,835
Property loans
Property loans (Note 6)	42,773,164	53,599,227
Allowance for credit losses (Note 10)	(3,753,115)	(3,477,134)
Property loans, net	39,020,049	50,122,093
Investments in unconsolidated entities (Note 7)	137,546,098	146,299,844
Real estate assets, net (Note 8)	110,218,940	3,622,574
Other assets (Note 9)	98,655,542	94,626,796
Total Assets (1)	$1,345,282,009	$1,502,887,278

Liabilities:
Accounts payable, accrued expenses and other liabilities (Note 11)	$16,072,685	$21,134,155
Distribution payable	3,322,248	5,946,547
Secured lines of credit (Note 12)	113,920,000	80,850,000
Debt financing, net (Note 13)	799,386,345	1,015,095,423
Mortgages payable, net (Note 14)	83,554,797	231,679
Total Liabilities (1)	1,016,256,075	1,123,257,804

Commitments and Contingencies (Note 16)

Redeemable Preferred Units, $102.5 million redemption value, 10.2 million issued and outstanding, net (Note 17)	102,429,623	102,410,507

Partnersʼ Capital:
General Partner (Note 1)	(506,227)	-
Beneficial Unit Certificates (Note 1)	227,102,538	277,218,967
Total Partnersʼ Capital	226,596,311	277,218,967
Total Liabilities and Partnersʼ Capital	$1,345,282,009	$1,502,887,278
(1)
The condensed consolidated balance sheets include assets of consolidated VIEs that can only be used to settle obligations of these VIEs that totaled $944,311,292 and $1,246,799,233 as of September 30, 2026 and December 31, 2025, respectively. The condensed consolidated balance sheets include liabilities of the consolidated VIEs for which creditors do not have recourse to the general credit of the Partnership that totaled $327,339,090 and $331,318,784 as of September 30, 2026 and December 31, 2025, respectively. See Note 3 - Variable Interest Entities for further detail.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Investment income	$16,928,702	$17,732,521	$48,078,892	$58,846,141
Other interest income	3,061,719	3,106,309	9,401,426	7,952,738
Property revenues	1,951,179	-	5,479,031	-
Contingent interest income	-	-	-	208,059
Other income	11,000	269,890	1,964,634	1,228,715
Total revenues	21,952,600	21,108,720	64,923,983	68,235,653
Expenses:
Real estate operating	1,218,367	-	3,388,993	-
Provision for credit losses (Note 10)	(174,000)	534,084	(2,624,459)	9,414,818
Depreciation and amortization	2,105,091	1,335	8,123,731	7,523
Interest expense	12,811,881	13,076,836	39,367,151	40,475,321
Net result from derivative transactions (Note 15)	(4,280,631)	(100,147)	(7,926,633)	4,315,206
General and administrative	3,547,433	4,816,648	12,239,624	14,061,774
Total expenses	15,228,141	18,328,756	52,568,407	68,274,642
Other income:
Gain on deed in lieu of foreclosures	-	-	2,241,813	-
Gain on sale of investments in unconsolidated entities	-	-	16,624	200,736
Earnings (losses) from investments in unconsolidated entities	(3,542,306)	(1,931,053)	(11,633,668)	(5,170,388)
Income (loss) before income taxes	3,182,153	848,911	2,980,345	(5,008,641)
Income tax benefit	(2,879)	(2,050)	(8,338)	(7,545)
Net income (loss)	3,185,032	850,961	2,988,683	(5,001,096)
Redeemable Preferred Unit distributions and accretion	(1,101,684)	(1,029,641)	(3,305,053)	(2,819,969)
Net income (loss) available to Partners	$2,083,348	$(178,680)	$(316,370)	$(7,821,065)

Net income (loss) available to Partners allocated to:
General Partner	$20,834	$(1,787)	$826	$10,554
Limited Partners - BUCs	2,030,815	(305,416)	(431,744)	(8,093,084)
Limited Partners - Restricted units	31,699	128,523	114,548	261,465
	$2,083,348	$(178,680)	$(316,370)	$(7,821,065)
BUC holders' interest in net income (loss) per BUC, basic and diluted	$0.09	$(0.01)	$(0.02)	$(0.35)
Weighted average number of BUCs outstanding, basic	23,266,619	23,171,226	23,266,619	23,171,226
Weighted average number of BUCs outstanding, diluted	23,266,619	23,171,226	23,266,619	23,171,226

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$3,185,032	$850,961	$2,988,683	$(5,001,096)
Unrealized gains (losses) on securities	(32,535,975)	17,338,650	(38,226,792)	9,062,806
Unrealized gains (losses) on bond purchase commitments	(3,233,912)	743,003	(2,714,101)	2,576,081
Comprehensive income (loss)	$(32,584,855)	$18,932,614	$(37,952,210)	$6,637,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(UNAUDITED)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$-	23,562,510	$277,218,967	$277,218,967	$39,742,015
Distributions paid or accrued ($0.14 per BUC):
Regular distribution	(33,321)	-	(3,298,751)	(3,332,072)	-
Net income allocable to Partners	2,247	-	222,449	224,696	-
Restricted unit compensation expense	3,938	-	389,832	393,770	-
Unrealized losses on securities	(80,266)	-	(7,946,371)	(8,026,637)	(8,026,637)
Unrealized losses on bond purchase commitments	(3,683)	-	(364,654)	(368,337)	(368,337)
Balance as of March 31, 2026	$(111,085)	23,562,510	$266,221,472	$266,110,387	$31,347,041
Distributions paid or accrued ($0.14 per BUC):
Regular distribution	(33,195)	-	(3,286,284)	(3,319,479)	-
Distribution of Tier 2 income (Note 22)	(4,156)	-	(12,467)	(16,623)	-
Net loss allocable to Partners	(22,255)	-	(2,602,159)	(2,624,414)	-
Restricted unit compensation expense	3,981	-	394,164	398,145	-
Unrealized gains on securities	23,358	-	2,312,462	2,335,820	2,335,820
Unrealized gains on bond purchase commitments	8,881		879,267	888,148	888,148
Balance as of June 30, 2026	$(134,471)	23,562,510	$263,906,455	$263,771,984	$34,571,009
Distributions paid or accrued ($0.14 per BUC):
Regular distribution	(33,222)	-	(3,289,025)	(3,322,247)	-
Net income allocable to Partners	20,834	-	2,062,514	2,083,348	-
Restricted unit compensation expense	(1,669)	(69,472)	(165,218)	(166,887)	-
Unrealized losses on securities	(325,360)	-	(32,210,615)	(32,535,975)	(32,535,975)
Unrealized losses on bond purchase commitments	(32,339)	-	(3,201,573)	(3,233,912)	(3,233,912)
Balance as of September 30, 2026	$(506,227)	23,493,038	$227,102,538	$226,596,311	$(1,198,878)

	General Partner	# of BUCs - Restricted and Unrestricted	BUCs - Restricted and Unrestricted	Total	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$98,621	23,270,685	$305,928,145	$306,026,766	$29,924,300
Distributions paid or accrued ($0.37 per BUC):
Regular distribution	(87,392)	-	(8,651,832)	(8,739,224)	-
Distribution of Tier 3 income (Note 22)	-	-	(5,220)	(5,220)	-
Net income allocable to Partners	16,371	-	1,625,972	1,642,343	-
Restricted units awarded	-	142,102	-	-	-
Restricted units forfeited	-	(15,350)	-	-	-
Restricted unit compensation expense	2,340	-	231,707	234,047	-
Unrealized losses on securities	(56,351)	-	(5,578,708)	(5,635,059)	(5,635,059)
Balance as of March 31, 2025	$(26,411)	23,397,437	$293,550,064	$293,523,653	$24,289,241
Distributions paid or accrued ($0.30 per BUC):
Regular distribution	(68,324)	-	(6,764,013)	(6,832,337)	-
Distribution of Tier 2 income (Note 22)	(92,852)	-	(278,557)	(371,409)	-
Distribution of Tier 3 income (Note 22)	-	-	(32,165)	(32,165)	-
Net income allocable to Partners	(4,030)	-	(9,280,699)	(9,284,729)	-
Restricted units awarded	-	187,482	-	-	-
Restricted units forfeited	-	(2,466)	-	-	-
Restricted unit compensation expense	5,053	-	500,222	505,275	-
Unrealized losses on securities	(26,407)	-	(2,614,378)	(2,640,785)	(2,640,785)
Unrealized gains on bond purchase commitments	18,331	-	1,814,747	1,833,078	1,833,078
Balance as of June 30, 2025	$(194,640)	23,582,453	$276,895,221	$276,700,581	$23,481,534
Distributions paid or accrued ($0.30 per BUC):
Regular distribution	(71,462)	-	(7,074,736)	(7,146,198)	-
Net income allocable to Partners	(1,787)	-	(176,893)	(178,680)	-
Restricted unit compensation expense	7,476	-	740,084	747,560	-
Unrealized gains on securities	173,386	-	17,165,264	17,338,650	17,338,650
Unrealized gains on bond purchase commitments	7,430	-	735,573	743,003	743,003
Balance as of September 30, 2025	$(79,597)	23,582,453	$288,284,514	$288,204,917	$41,563,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

GREYSTONE HOUSING IMPACT INVESTORS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,988,683	$(5,001,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,123,731	7,523
Amortization of deferred financing costs	1,357,180	1,114,080
Gain on sale of investments in unconsolidated entities	(16,624)	(200,736)
(Earnings) losses from investments in unconsolidated entities	11,633,668	5,170,388
Gain on deed in lieu of foreclosures	(2,241,813)	-
Contingent interest realized on investing activities	-	(208,059)
Provision for credit losses	(2,624,459)	9,414,818
Adjustment of prior credit loss	(34,327)	51,164
(Gains) losses on derivative instruments, net of cash paid	(7,377,278)	6,885,134
Restricted unit compensation expense	625,028	1,486,882
Bond premium, discount and acquisition fee amortization	53,784	205,728
Debt premium amortization	(30,056)	(30,234)
Deferred income tax benefit & income tax payable/receivable	(1,725)	(22,875)
Change in preferred return receivable from unconsolidated entities, net	(1,252,565)	9,817,538
Accrued interest added to property loan principal	(333,799)	-
Changes in operating assets and liabilities:
Decrease in interest receivable	234,292	183,082
(Increase) decrease in other assets	154,784	(1,094,147)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,819,874)	2,147,393
Net cash provided by operating activities	5,438,630	29,926,583
Cash flows from investing activities:
Advances on mortgage revenue bonds	(10,000,000)	(51,372,100)
Advances on taxable mortgage revenue bonds	(48,726,000)	(14,223,250)
Advances on governmental issuer loans	(21,500,000)	(18,978,207)
Advances on taxable governmental issuer loans	-	(43,421,793)
Advances on property loans	(9,873,937)	(7,219,818)
Contributions to unconsolidated entities	(22,378,036)	(11,457,741)
Capitalized interest related to unconsolidated entities	(359,335)	(1,025,575)
Net cash acquired upon deed in lieu of foreclosure of SC MF Properties	604,472	-
Proceeds from sale of land held for development	-	1,354,127
Capital expenditures	(653,986)	-
Proceeds from sale of investments in unconsolidated entities	21,115,360	24,191,287
Return of investments in unconsolidated entities	11,278	2,403,420
Principal payments received on mortgage revenue bonds and contingent interest	7,695,493	72,113,340
Principal payments received on governmental issuer loans	109,757,835	116,822,594
Proceeds from sale of governmental issuer loan to Construction Lending JV	19,500,000	6,500,000
Principal payments received on taxable mortgage revenue bonds	676,233	575,269
Principal payments received on taxable governmental issuer loans	43,879,465	12,700,000
Proceeds from sale of taxable governmental issuer loan to Construction Lending JV	-	1,000,000
Principal payments received on property loans	14,000,000	8,386,000
Proceeds from sale of property loan to Construction Lending JV	6,700,000	-
Net cash provided by investing activities	110,448,842	98,347,553
Cash flows from financing activities:
Distributions paid	(15,895,067)	(27,491,813)
Proceeds from debt financing	33,425,000	99,920,000
Principal payments on debt financing	(249,867,329)	(172,995,388)
Principal borrowing on mortgages payable	84,000,000	-
Principal payments on mortgages payable	-	(1,354,127)
Principal borrowing on secured lines of credit	126,200,000	10,000,000
Principal payments on secured lines of credit	(93,130,000)	(37,402,000)
Proceeds upon issuance of redeemable Preferred Units	-	20,000,000
Decrease in security deposit liability related to restricted cash	(34,023)	-
Debt financing and other deferred costs paid	(1,057,441)	(639,225)
Net cash used in financing activities	(116,358,860)	(109,962,553)
Net increase (decrease) in cash, cash equivalents and restricted cash	(471,388)	18,311,583
Cash, cash equivalents and restricted cash at beginning of period	54,885,969	31,305,671
Cash, cash equivalents and restricted cash at end of period	$54,414,581	$49,617,254

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38,825,697	$37,865,171
Cash paid during the period for income taxes	945	46,745
Supplemental disclosure of noncash investing and financing activities:
Distributions declared but not paid for BUCs and General Partner	$3,322,248	$7,146,198
Distributions declared but not paid for Preferred Units	1,095,313	1,023,438
Acquisition of real estate assets upon deed in lieu of foreclosure of MRB investments (Note 8)	109,049,928	-
Acquisition of in-place lease assets upon deed in lieu of foreclosure of MRB investments (Note 9)	5,000,072	-
Contingent liability recorded upon deed in lieu of foreclosure of MRB investments (Note 11)	2,053,981	-
Deferred financing costs financed through accounts payable	(5,953)	43,717
Capital expenditures financed through accounts payable	16,056	-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$32,395,371	$36,171,215
Restricted cash	22,019,210	13,446,039
Total cash, cash equivalents and restricted cash	$54,414,581	$49,617,254

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

The Partnership’s condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025. These condensed consolidated financial statements and notes have been prepared consistently with the 2025 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Partnership’s financial position as of September 30, 2026, and the results of operations for the interim periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2025 was derived from the audited annual consolidated financial statements but does not contain all the footnote disclosures from the annual consolidated financial statements.

Risks and Uncertainties

Our results of operations and the value of the Partnership’s investment assets are impacted by market interest rates, including the level of target federal funds rates set by the Federal Reserve. In September 2026, the Federal Reserve increased the target range for the federal funds rate by 25 basis points to 3.75% to 4.00%. The Federal Reserve has indicated that future monetary policy decisions will continue to be data dependent, taking into account a broad range of economic and financial information. In this regard, many market analysts are projecting the Federal Reserve will increase the federal funds rate at least one more time, by 25 basis points, before the end of 2026. Geopolitical conflicts, changing global trade and tariff policies, and uncertainty regarding the effects of these matters on U.S. and international macroeconomic conditions continue to impact the global economic environment. Continued market volatility may impact the value of some of the Partnership’s investment assets, particularly those with fixed interest rates, which may result in collateral posting requirements under our debt financing arrangements. In addition, changes in short-term interest rates will directly impact the interest cost associated with the Partnership’s variable rate debt financing arrangements and the construction debt of properties underlying our investments in unconsolidated entities. The extent to which general economic, geopolitical, and financial conditions will impact the Partnership’s financial condition or results of operations in the future is uncertain and actual results and outcomes could differ from current estimates.

Continued elevated inflation levels, caused primarily by higher energy prices, or a resurgence in core inflation beyond the volatile food and energy sectors, may adversely impact operating expenses at properties securing the Partnership’s investments and general operations, which may reduce net operating results of the related properties and result in lower debt service coverage or higher than anticipated capitalized interest requirements for properties under construction. Such occurrences may negatively impact the value of the Partnership’s investments. Elevated levels of general and administrative expenses of the Partnership may adversely affect the Partnership’s operating results, including a reduction in net income.

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

Revisions to Previously Issued Quarterly Financial Statements

In connection with the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2025, the Partnership identified certain immaterial errors in previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2025. The errors related to the sale of The 50/50 MF Property in December 2022 specific to the deferral of gain on sale and valuation of the related assets received and liabilities incurred upon sale; errors in the recognition of preferred return investment income from certain equity method investees; errors in the calculations of the Partnership’s proportionate share of earnings (losses) from certain equity method investees when applying the hypothetical liquidation at book value method; and the capitalization of interest costs as a basis difference related to equity method investees that are undergoing development activities. The Partnership assessed the aggregate effects and materiality of these errors, including the presentation on previously issued quarterly condensed consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections and concluded the errors were not material to previously issued financial statements. The Partnership has voluntarily revised the condensed consolidated financial statements for the quarter ended September 30, 2025 to correct these immaterial errors. The following is a summary of the impacts on financial statement line items for the three and nine months ended September 30, 2025:

•
A decrease in investment income of approximately $569,000 and $2.2 million for the three and nine months ended September 30, 2025, respectively;
•
A decrease in interest expense of approximately $64,000 and $1.0 million for the three and nine months ended September 30, 2025, respectively; and
•
An increase in losses from investment in unconsolidated entities of approximately $612,000 and $2.1 million for the three and nine months ended September 30, 2025, respectively.

The net impact to income (loss) before income taxes, net income (loss), and net income (loss) available to Partners was a decrease of approximately $1.1 million and $3.2 million for the three and nine months ended September 30, 2025, respectively.

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

The Partnership held variable interests in 21 and 24 non-consolidated VIEs as of September 30, 2026 and December 31, 2025, respectively. The following table summarizes the Partnership’s carrying value by asset and maximum exposure to loss associated with its variable interests as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Mortgage revenue bonds	$183,377,667	$186,163,127	$189,169,313	$186,206,660
Taxable mortgage revenue bonds (reported within other assets)	51,702,556	52,333,058	9,811,108	9,800,000
Governmental issuer loans	31,000,000	31,000,000	138,757,835	138,757,835
Taxable governmental issuer loans (reported within other assets)	1,000,000	1,000,000	44,879,465	44,879,465
Property loans	24,824,000	24,824,000	39,824,000	39,824,000
Investments in unconsolidated entities	135,553,069	135,553,069	145,952,838	145,952,838
	$427,457,292	$430,873,254	$568,394,559	$565,420,798

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with the MRBs and taxable MRBs as of September 30, 2026 and December 31, 2025 is equal to the Partnership’s cost basis adjusted for paydowns. The difference between the MRB carrying value in the Partnership's condensed consolidated balance sheets and the maximum exposure to loss is due to the unrealized gains or losses. The Partnership has remaining taxable MRB funding commitments related to non-consolidated VIEs totaling $2.0 million as of September 30, 2026 (Note 16).

The Partnership’s maximum exposure to loss for non-consolidated VIEs associated with GILs, taxable GILs, property loans and investments in unconsolidated entities as of September 30, 2026 and December 31, 2025 is equal to the Partnership’s carrying value. The Partnership has future GIL and investment in unconsolidated entities funding commitments related to non-consolidated VIEs totaling $3.0 million and $11.2 million, respectively, as of September 30, 2026 (Note 16).

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

As noted previously, the Partnership also makes equity investments in certain entities formed for the construction, operation and sale of market-rate multifamily or seniors housing properties (Note 7). The investee entities are VIEs for financial reporting purposes and the Partnership is typically not considered the primary beneficiary, making such entities non-consolidated VIEs. Within one of the Partnership’s equity investments, Vantage at San Marcos, the Partnership has additional rights compared to its other equity investments and such rights are considered in the Partnership’s assessment of the primary beneficiary of the VIE. In determining the primary beneficiary of the VIEs, the Partnership considered which party has the power to control the activities of the VIE which most significantly impact its financial performance and the obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE. For the Vantage at San Marcos investee, the Partnership can currently require the managing member of the VIE to purchase the Partnership’s equity investment in the VIE at a price equal to the Partnership’s carrying value. The only assets of the VIE are land and capitalized development costs such that if the Partnership were to require the managing member to purchase its equity investment, all underlying assets of the VIE would likely need to be sold, which would significantly impact the VIE’s economic performance. The Partnership would be exposed to gains or losses of the VIE based on the sales price of the underlying asset in relation to the Partnership’s equity investment. As the Partnership meets both the primary beneficiary criteria for the Vantage at San Marcos investee, it is considered the primary beneficiary of the VIE and reports the VIE on a consolidated basis. The Partnership reports the land and capitalized development costs of the VIE within “Real estate assets, net” and a mortgage loan on the property within “Mortgages payable, net” on the Partnership’s condensed consolidated balance sheets. The VIE has not reported any income or expenses during the three and nine months ended September 30, 2026 and 2025. If certain events occur in the future, the Partnership’s option to redeem the investment will terminate and the VIE may be deconsolidated.

The following table summarizes the assets and liabilities of the Partnership’s consolidated VIEs as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Assets:
Restricted cash	$342,940	$484,729
Interest receivable, net	4,918,134	6,776,949
Mortgage revenue bonds, at fair value	844,896,046	1,005,670,497
Governmental issuer loans
Governmental issuer loans	-	109,757,835
Allowance for credit losses	-	(609,000)
Governmental issuer loans, net	-	109,148,835
Property loans
Property loans	32,074,000	46,074,000
Allowance for credit losses	(614,000)	(453,000)
Property loans, net	31,460,000	45,621,000
Real estate assets	2,513,092	2,513,092
Other assets	60,181,080	76,584,131
Total Assets	$944,311,292	$1,246,799,233

Liabilities:
Accounts payable, accrued expenses and other liabilities (1)	$6,068,146	$7,440,856
Debt financing (2)	802,841,346	1,019,313,731
Mortgages payable (3)	231,679	231,679
Total Liabilities	$809,141,171	$1,026,986,266
(1)
Of the amounts reported, $4,129,064 and $4,552,373 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of September 30, 2026 and December 31, 2025, respectively.
(2)
Of the amounts reported, $322,978,347 and $326,534,732 are associated with VIEs where the creditor does not have recourse to the general credit of the Partnership as of September 30, 2026 and December 31, 2025, respectively.
(3)
The entire mortgages payable balance is associated with a VIE where the creditor does not have recourse to the general credit of the Partnership as of September 30, 2026 and December 31, 2025, respectively.

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

4. Mortgage Revenue Bonds

The Partnership’s MRBs provide construction and/or permanent financing for income-producing multifamily rental, seniors housing and skilled nursing properties. MRBs are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (Note 13). The MRBs predominantly bear interest at fixed interest rates and require regular principal and interest payments on either a monthly or semi-annual basis. The Partnership had the following investments in MRBs as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Description of Mortgage Revenue Bonds	State	Cost Adjusted for Paydowns and Allowances	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Estimated Fair Value
The Safford (4)	AZ	$43,001,428	$18,428	$-	$43,019,856
40rty on Colony - Series P (4)	CA	5,958,773	220,075	-	6,178,848
CCBA Senior Garden Apartments (1), (6)	CA	3,651,212	-	(306,625)	3,344,587
Courtyard - Series A (3)	CA	9,470,431	66,297	-	9,536,728
Glenview Apartments - Series A (2)	CA	4,127,068	63,502	-	4,190,570
Harmony Court Bakersfield - Series A (3)	CA	3,453,051	11,476	-	3,464,527
Harmony Terrace - Series A (3)	CA	6,394,309	30,473	-	6,424,782
Harden Ranch - Series A (1)	CA	6,067,796	38,340	-	6,106,136
Las Palmas II - Series A (3)	CA	1,565,871	5,670	-	1,571,541
Montclair Apartments - Series A (2)	CA	2,235,863	30,599	-	2,266,462
Montecito at Williams Ranch Apartments - Series A (1)	CA	7,245,140	8,459	-	7,253,599
Montevista - Series A (1)	CA	6,460,097	188,099	-	6,648,196
Ocotillo Springs - Series A (1), (7)	CA	3,392,850	-	(433,939)	2,958,911
Ocotillo Springs - Series A-1 (1)	CA	491,057	19,223	-	510,280
Residency at Empire - Series BB-1 (4)	CA	14,090,725	141,682	-	14,232,407
Residency at Empire - Series BB-2 (4)	CA	4,000,000	66,402	-	4,066,402
Residency at Empire - Series BB-3 (4)	CA	14,000,000	203,265	-	14,203,265
Residency at Empire - Series BB-4 (4)	CA	47,000,000	79,075	-	47,079,075
Residency at the Entrepreneur - Series J-1 (4), (7)	CA	9,070,974	-	(877,158)	8,193,816
Residency at the Entrepreneur - Series J-2 (4), (6)	CA	7,500,000	-	(671,821)	6,828,179
Residency at the Entrepreneur - Series J-3 (4), (6)	CA	26,080,000	-	(1,745,333)	24,334,667
Residency at the Entrepreneur - Series J-4 (4)	CA	16,420,000	-	-	16,420,000
Residency at the Entrepreneur - Series J-5 (4)	CA	5,000,000	-	-	5,000,000
Residency at the Mayer - Series A (4)	CA	16,750,930	502,810	-	17,253,740
Residency at the Mayer - Series KK (4)	CA	11,500,000	-	-	11,500,000
San Vicente - Series A (3)	CA	3,228,742	11,692	-	3,240,434
Santa Fe Apartments - Series A (2)	CA	2,708,665	18,723	-	2,727,388
Seasons at Simi Valley - Series A (3)	CA	3,917,258	115,859	-	4,033,117
Seasons Lakewood - Series A (3)	CA	6,811,329	32,460	-	6,843,789
Seasons San Juan Capistrano - Series A (3)	CA	11,468,054	54,653	-	11,522,707
Solano Vista - Series A (1), (6)	CA	2,552,957	-	(128,619)	2,424,338
Summerhill - Series A (3), (6)	CA	5,946,097	-	(12,870)	5,933,227
Sycamore Walk - Series A (3)	CA	3,234,910	39,701	-	3,274,611
The Village at Madera - Series A (3)	CA	2,855,941	9,491	-	2,865,432
Tyler Park Townhomes - Series A (1)	CA	5,279,716	-	-	5,279,716
Village at Hanford Square - Series H	CA	10,400,000	-	-	10,400,000
Vineyard Gardens - Series A (1)	CA	3,773,862	76,578	-	3,850,440
Wellspring Apartments (1), (6)	CA	3,665,612	-	(120,792)	3,544,820
Westside Village Market - Series A (1)	CA	3,450,285	55,009	-	3,505,294
Handsel Morgan Village Apartments (4)	GA	2,146,457	186,973	-	2,333,430
MaryAlice Circle Apartments (4)	GA	5,890,276	602,301	-	6,492,577
Renaissance - Series A (2), (6)	LA	9,949,028	-	(536,430)	9,412,598
Live 929 Apartments - Series 2022A (4)	MD	58,569,656	4,166,506	-	62,736,162
Woodington Gardens Apartments - Series A-1 (4)	MD	31,150,000	1,555,708	-	32,705,708
Meadow Valley (4), (8)	MI	43,315,641	-	(407,663)	42,907,978
Jackson Manor Apartments (1), (6)	MS	4,700,526	-	(480,425)	4,220,101
Village Point (5), (6)	NJ	22,850,000	-	(750,635)	22,099,365
Silver Moon - Series A (2)	NM	7,243,766	563,594	-	7,807,360
Village at Avalon (1)	NM	15,395,926	383,839	-	15,779,765
Columbia Gardens (3)	SC	11,774,128	143,979	-	11,918,107
Village at River's Edge (3)	SC	9,308,810	378,693	-	9,687,503
Willow Run (3)	SC	11,610,069	141,734	-	11,751,803
Agape Helotes - Series A-1 (4)	TX	5,557,218	520,333	-	6,077,551
Agape Helotes - Series B (4), (6)	TX	7,980,020	-	(1,847,832)	6,132,188
Avistar at Copperfield - Series A (4)	TX	12,905,605	109,162	-	13,014,767
Avistar at the Crest - Series A (4)	TX	8,351,542	162,844	-	8,514,386
Avistar at the Crest - Series B	TX	697,415	4,789	-	702,204
Avistar at the Oaks - Series A (4), (6)	TX	6,769,351	-	(248,315)	6,521,036
Avistar at the Oaks - Series B (8), (6)	TX	511,610	-	(25,890)	485,720
Avistar at the Parkway - Series A (2),(6)	TX	11,780,414	-	(115,475)	11,664,939
Avistar at the Parkway - Series B	TX	121,060	3,007	-	124,067
Avistar at Wilcrest - Series A (4), (6)	TX	4,890,963	-	(113,665)	4,777,298
Avistar at Wood Hollow - Series A (4), (6)	TX	37,136,971	-	(279,612)	36,857,359
Avistar in 09 - Series A (4), (6)	TX	5,845,067	-	(205,182)	5,639,885
Avistar in 09 - Series B (6)	TX	422,032	-	(20,729)	401,303
Avistar on the Boulevard - Series A (4),(6)	TX	14,227,760	-	(396,773)	13,830,987
Avistar on the Boulevard - Series B (6)	TX	414,406	-	(16,960)	397,446
Avistar on the Hills - Series A (4), (6)	TX	4,634,447	-	(170,002)	4,464,445
Bruton Apartments (3), (6)	TX	16,726,172	-	(615,316)	16,110,856
Concord at Gulfgate - Series A (3)	TX	17,531,004	162,337	-	17,693,341
Concord at Little York - Series A (3), (6)	TX	12,281,297	-	(351,705)	11,929,592
Concord at Williamcrest - Series A (3)	TX	19,025,045	23,411	-	19,048,456
Crossing at 1415 - Series A (3), (6)	TX	6,811,516	-	(165,595)	6,645,921
Decatur Angle (3), (6)	TX	20,969,388	-	(678,567)	20,290,821
Esperanza at Palo Alto (3), (6)	TX	18,245,670	-	(208,454)	18,037,216
Heights at 515 - Series A (3), (6)	TX	6,236,060	-	(134,938)	6,101,122
Heritage Square - Series A (2), (6)	TX	9,758,984	-	(35,072)	9,723,912
Hillcrest Apartments	TX	10,000,000	-	-	10,000,000
Oaks at Georgetown - Series A (3), (6)	TX	11,426,353	-	(689,871)	10,736,482
15 West Apartments (3)	WA	9,116,500	448,093	-	9,564,593
Aventine Apartments (4)	WA	9,500,000	534,549	-	10,034,549
Mortgage revenue bonds		$867,999,156	$12,199,893	$(12,792,263)	$867,406,786

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
(6)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates from the date of acquisition and is not considered a credit loss. As of September 30, 2026, the MRB has been in an unrealized loss position for less than 12 months.
(7)
As of the date presented, the Partnership determined that the unrealized loss on the MRB is a result of increasing market interest rates from the date of acquisition and is not considered a credit loss. As of September 30, 2026, the MRB has been in an unrealized loss position for at least 12 months.
(8)
The Partnership has a remaining MRB funding commitment of approximately $750,000 as of September 30, 2026. The MRB and the unfunded MRB commitment are accounted for as available-for-sale securities and reported at fair value. The reported unrealized loss includes the unrealized loss on the current MRB carrying value (based on current fair value) as well as the unrealized loss on the Partnership’s remaining funding commitment outstanding as of September 30, 2026 (also based on current fair value). The Partnership determined the unrealized loss is a result of increasing market interest rates and that the cumulative unrealized loss is not considered a credit loss. As of September 30, 2026, the MRB has been in an unrealized loss position for more than 12 months.

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

The Partnership has accrued interest receivable related to its MRBs of approximately $5.8 million and $5.5 million as of September 30, 2026 and December 31, 2025, respectively, that is reported within "Interest receivable, net" in the Partnership's condensed consolidated balance sheets.

An entity that is an affiliate of the borrowers for the Residency at Empire, Residency at the Entrepreneur, and Residency at the Mayer MRBs and taxable MRBs (Note 9) has provided full payment guaranties during the construction phase prior to stabilization. The MRBs and taxable MRBs had total outstanding principal of $171.2 million and $19.4 million, respectively, as of September 30, 2026. The same affiliate also provides guaranties for the Residency at Sky Village Hollywood GIL and taxable GIL.

The Partnership has committed to provide funding for certain MRBs on a draw-down basis during construction and/or rehabilitation of the secured properties as of September 30, 2026. See Note 16 for information regarding the Partnership’s MRB funding commitments.

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

Activity in the First Nine Months of 2026

Acquisitions:

The following MRBs were acquired during the nine months ended September 30, 2026:

Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Principal Funding
Hillcrest Apartments	September 2026	Euless, Texas	282	8/1/2029	SOFR + 5.25%	(1)	$10,000,000
(1)
The variable index interest rate component is subject to an all-in floor of 5.75% and the spread increases by 25 basis points on August 1, 2027 and 2028.

Redemptions:

During the nine months ended September 30, 2026, four MRBs were redeemed via deed in lieu of foreclosure. See Note 8 for further information regarding the deed in lieu of foreclosure transactions. The following table provides details of the MRBs that were redeemed:

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
						$117,130,000

Amendments:

During the nine months ended September 30,2026, the Partnership recognized fees totaling approximately $1.1 million in "Other income" in the Partnership's condensed consolidated statements of operations in connection with extensions of the conversion and maturity dates of the Residency at the Entrepreneur MRBs and taxable MRB, the Residency at Empire MRBs and taxable MRB, and the Meadow Valley MRB.

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
(2)
The Agape Helotes - Series A-1 MRB was acquired at a discount of approximately $514,000 or 8.5% of par.
(3)
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
						$24,300,000

In August 2025, the Partnership re-committed to providing post-stabilization funding for the Residency at the Mayer - Series A MRB at a fixed interest rate and acquired the Residency at the Mayer - Series KK MRB. The following table summarizes the amended terms of the Residency at the Mayer MRBs:

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

The Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs were held in trust in connection with TOB trust financings as of December 31, 2025 (Note 13). Typically at the closing of each GIL, Freddie Mac, through a servicer, has forward committed to purchase the GIL at maturity at par if the property has reached stabilization and other conditions are met. There is no forward commitment from Freddie Mac for the Residency at Sky Village GIL as of September 30, 2026, though one is expected to close in 2026.

The Partnership had the following GIL investments as of September 30, 2026 and December 31, 2025:

							As of September 30, 2026
Property Name	Month Acquired	Property Location	Units	Maturity Date	Interest Rate		Current Interest Rate	Amortized Cost
Residency at Sky Village Hollywood (1)	December 2025	Hollywood, CA	523	12/31/2030	SOFR + 3.20%	(2)	6.95%	31,000,000

(1)
The GIL is considered to be available-for-sale sale and reported at fair value, which approximated amortized cost as of September 30, 2026. The Partnership expects to sell the GIL into the Construction Lending JV in the future.
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

The Partnership has accrued interest receivable related to its GILs of approximately $180,000 and approximately $698,000 as of September 30, 2026 and December 31, 2025, respectively, that is reported within "Interest receivable, net" in the Partnership’s condensed consolidated balance sheets.

The Partnership has remaining commitments to provide funding of certain GILs on a draw-down basis during construction and/or rehabilitation of the secured properties as of September 30, 2026. See Note 16 for information regarding the Partnership's remaining GIL funding commitments.

See Note 10 for information regarding the Partnership’s allowance for credit losses.

Activity in the First Nine Months of 2026

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

During the nine months ended September 30, 2026, the following GILs were purchased by Freddie Mac through a servicer and all principal and accrued interest amounts due were paid in full:

Property Name	Month Redeemed	Principal Proceeds
Poppy Grove I	April 2026	$40,888,328
Poppy Grove II	April 2026	24,050,000
Poppy Grove III	May 2026	44,819,507
		$109,757,835

In June 2026, the Partnership entered into a $29.3 million GIL commitment to provide new construction financing for Everett Pointe Apartments. In July 2026, the Partnership sold the Everett Pointe Apartments GIL to the Construction Lending JV at par plus accrued interest for gross proceeds of approximately $6.5 million. The Partnership also novated an interest rate swap associated with the expected TOB financing for the Construction Lending JV associated with this GIL.

In July 2026, the Partnership entered into a $22.7 million GIL commitment to provide new construction financing for Chapanoke Village Apartments. In July 2026, the Partnership sold the Chapanoke Village Apartments GIL to the Construction Lending JV at par plus accrued interest for gross proceeds of approximately $6.5 million. The Partnership also novated an interest rate swap associated with the expected TOB financing for the Construction Lending JV associated with this GIL.

In September 2026, the Partnership entered into a $73.5 million GIL commitment to provide new construction financing for Gallery at Lummus Parc. In September 2026, the Partnership sold the Gallery at Lummus Parc GIL to the Construction Lending JV at par plus accrued interest for gross proceeds of approximately $6.5 million.

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

In February 2025, the Partnership recognized fees totaling approximately $307,000 in other income in connection with the extension of the maturity dates of the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs to October 2025.In September 2025, the Partnership recognized fees totaling approximately $126,000 in other income in connection with an additional extension of the maturity dates of the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs to December 2025, January 2026, and February 2026, respectively. There were no additional material changes to terms associated with the Poppy Grove I, Poppy Grove II, and Poppy Grove III GILs and taxable GILs.

In April 2025, the Partnership sold the Natchitoches GIL to the Construction Lending JV at par plus accrued interest for gross proceeds of approximately $6.5 million. The Partnership also novated an interest rate swap associated with the expected TOB financing associated with the investment asset.

6. Property Loans

The following tables summarize the Partnership’s property loans, net of asset-specific allowances for credit losses, as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Outstanding Balance	Asset-Specific Allowance for Credit Losses	Property Loan Principal, net of allowance		Maturity Date	Interest Rate
Mezzanine Financing (1)
SoLa Impact Opportunity Zone Fund	$24,824,000	$-	$24,824,000		7/1/2029	14.00% (2)
The Centurion Foundation	7,250,000	-	7,250,000		6/15/2039	10.50%
Subtotal	32,074,000	-	32,074,000

Other
The 50/50 (a former MF Property) (3)	$4,315,093	$-	$4,315,093		3/11/2048	9.00%
Live 929 Apartments	495,000	(495,000)	-		7/31/2049	8.00%
Opportunity South Carolina	1,808,115	(1,808,115)	-		2/1/2030	10.00%
Gallery at Lummus Parc	4,080,956	-	4,080,956		9/30/2028	7.00%
Subtotal	10,699,164	(2,303,115)	8,396,049

Total	$42,773,164	$(2,303,115)	$40,470,049	(4)

(1)
The property loans are held in trust in connection with a TOB trust financing (Note 13).

(2)
The interest rate increases to 14.5% on January 1, 2027 and by an additional 0.5% every three months thereafter, up to a maximum rate of 16.0%.
(3)
The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property.
(4)
The Partnership has also recorded a CECL allowance for credit losses utilizing a pooled approach per ASC 326 associated with its property loans of approximately $1.5 million.

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

The Partnership has accrued interest receivable related to its property loans of approximately $272,000 and $371,000 as of September 30, 2026 and December 31, 2025, respectively, that is reported within "Interest receivable, net" in the Partnership’s condensed consolidated balance sheets.

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its property loans.

Activity in the First Nine Months of 2026

During the nine months ended September 30, 2026, the Partnership advanced funds of approximately $93,000 to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina was the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs prior to the deed in lieu of foreclosure transactions in the first quarter of 2026 (See Note 8). The property loan is in non-accrual status as of September 30, 2026 because interest payments under the loan are not required until maturity.

In June 2026, the Partnership amended its mezzanine loan agreement with SoLa Impact Opportunity Zone Fund. Pursuant to the amendment, the contractual interest rate was increased to 14.0% effective June 30, 2026 and will increase to 14.5% on January 1, 2027, with additional increases of 0.5% every three months thereafter, up to a maximum rate of 16.0%. The borrower is required to make current cash interest payments at a rate of 9.0% per annum, with any additional interest resulting from the rate escalation feature payable from available property-level cash flows. Management's estimate of expected future cash flows reflects expected collections of principal and required current-pay interest under the terms of the modified loan agreement and is evaluated periodically based on updated facts and circumstances associated with the pledged collateral for the loan. Currently, interest income in excess of the 9.0% current-pay rate is not recognized until collection is deemed probable. The amendment also extended the maturity date of the loan to July 1, 2029. Upon execution of the amendment, the Partnership received an extension fee of approximately $241,000 and is entitled to an exit fee equal to 1.0% of the outstanding loan balance upon repayment of the loan.

In July 2026, a partial redemption was made on the SoLa Impact Opportunity Zone Fund property loan. Proceeds of approximately $14.0 million were used to pay down the loan and related TOB trust financing (See Note 13). In connection with the partial repayment, the Partnership acquired SoLa Affordable Portfolio - Series B taxable MRB for approximately $1.9 million, net of a discount of approximately $701,000 to its approximately $2.6 million par amount (See Note 9).

In July 2026, the Partnership sold the Sandoval Flats property loan to the Construction Lending JV at par plus accrued interest for gross proceeds of approximately $6.7 million. The Partnership also novated an interest rate swap associated with the expected TOB financing for the Construction Lending JV associated with this property loan.

In September 2026, the Partnership acquired a 100% participation interest in an approximately $4.1 million loan originated by an independent third party to GREC in connection with its investment in the Gallery at Lummus Parc.

Activity in the First Nine Months of 2025

The following property loan principal payments were received during the nine months ended September 30, 2025:

Property Name	Month Redeemed	Principal Proceeds
Sandy Creek Apartments	January 2025	$7,241,754
SoLa Impact Opportunity Zone Fund	March 2025	556,000
Sandy Creek Apartments	April 2025	588,246
		$8,386,000

During the nine months ended September 30, 2025, the Partnership advanced funds of approximately $1.2 million to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina was the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs. The property loan was in non-accrual status as of September 30, 2025 because interest payments under the loan are not required until maturity and operations at the related properties were stressed.

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

An affiliate of the Vantage Properties guarantees a preferred return on the Partnership’s invested capital through December 31, 2028 in connection with each Vantage Property.

The following table provides the details of the investments in unconsolidated entities as of September 30, 2026 and December 31, 2025:

Property Name	Location	Units		Construction Commencement Date	Construction Completion Date	Carrying Value as of September 30, 2026	Carrying Value as of December 31, 2025
Market Rate Multifamily Investments
Vantage at Hutto	Hutto, TX	288		December 2021	December 2023	$16,052,754	$14,988,329
Vantage at Fair Oaks	Boerne, TX	288		September 2021	May 2023	14,835,375	14,346,224
Vantage at McKinney Falls	McKinney Falls, TX	288		December 2021	July 2024	24,257,273	16,076,440
Freestone Greeley	Greeley, CO	296		N/A	N/A	5,959,392	5,909,710
Freestone Cresta Bella	San Antonio, TX	296		February 2023	November 2024	13,235,657	13,701,640
The Jessam at Hays Farm	Huntsville, AL	318		July 2023	December 2025	14,966,030	16,125,448
Freestone Greenville	Greenville, TX	300		April 2024	September 2025	15,106,504	17,175,697
Freestone Ladera	Ladera, TX	288		August 2024	December 2025	14,716,972	17,085,732
Subtotal						119,129,957	115,409,220

Market Rate Seniors Housing Investments
Valage Senior Living Carson Valley	Minden, NV	102	(1)	February 2023	April 2025	1,569,812	2,531,540
Valage Senior Living Mt. Rose	Reno, NV	122		April 2026	N/A	14,853,300	6,913,343
Subtotal						16,423,112	9,444,883

Other Investments
Construction Lending JV (2)	N/A	N/A		N/A	N/A	1,993,029	347,006

Previously Sold Investments
Vantage at Loveland	Loveland, CO	288		April 2021	October 2024	-	21,098,735

						$137,546,098	$146,299,844
(1)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(2)
The Construction Lending JV invests in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments

In October 2024, the Partnership entered into the Construction Lending JV to invest in loans to finance the construction and/or rehabilitation of affordable multifamily housing properties across the United States, similar to the Partnership’s current GIL, taxable GIL and property loan investments. The Partnership has committed to contribute 10% of the total capital for the Construction Lending JV with the remainder funded by third-party investors with each party contributing their respective proportionate capital contributions upon funding of future investments. The Partnership’s maximum capital contribution to the Construction Lending JV is approximately $15.1 million as of September 30, 2026. A wholly owned subsidiary of the Partnership is the Construction Lending JV’s managing member responsible for identifying, evaluating, underwriting, and closing investments, subject to the conditions of the joint venture and third-party investor evaluation and approval. The Partnership earns proportionate returns on its invested capital plus promote income if the joint venture meets certain earnings thresholds. The Partnership accounts for its investment in the Construction Lending JV using the equity method. The Partnership made its first capital contribution to the Construction Lending JV in April 2025.

The Partnership has remaining commitments to provide additional equity funding for certain unconsolidated entities as of September 30, 2026. See Note 16 for further details regarding the Partnership’s remaining funding commitments.

Activity in the First Nine Months of 2026

The following table summarizes sales information of the Partnership’s investments in unconsolidated entities during the nine months ended September 30, 2026:

Property Name	Location	Units	Month Sold	Gross Proceeds to the Partnership	Investment Income	Gain on Sale
Vantage at Helotes	Helotes, TX	288	(1)	$16,624	$-	$16,624
Vantage at Loveland	Loveland, CO	288	August 2026	23,559,673	2,460,937	-
				$23,576,297	$2,460,937	$16,624
(1)
In June 2026, the Partnership received sales proceeds of approximately $17,000 associated with final settlements of the Vantage at Helotes sale in May 2025. The Partnership recognized the amount in “Gain on sale of investment in an unconsolidated entity” on the Partnership’s condensed consolidated statement of operations.

During the first nine months of 2026, the Partnership contributed funds beyond its original equity commitments to three Vantage Properties, Freestone at Cresta Bella, and The Jessam at Hays Farm totaling approximately $13.8 million to cover additional interest costs, a required mortgage loan amortization payment, and various operating expenses.

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

Summarized Unconsolidated Entity Level Financial Data

The following table provides summary combined financial information for the properties underlying the Partnership’s investments in unconsolidated entities for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Property revenues	$8,696,777	$6,249,483	$25,971,012	$16,424,962
Interest income	$828,853	$160,509	$1,468,562	$287,497
Gain on sale	$12,639,524	$-	$12,639,524	$17,272,325
Net income (loss)	$7,022,534	$(3,143,111)	$(2,671,202)	$7,844,676

8. Real Estate Assets

The following tables summarize information regarding the Partnership’s real estate assets, net of depreciation, as of September 30, 2026 and December 31, 2025:

Real Estate Assets as of September 30, 2026
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
The Park at Sondrio	Greenville, SC	271	$6,706,487	$25,953,264	$32,659,751
The Park at Vietti	Spartanburg, SC	204	3,298,540	19,913,679	23,212,219
Windsor Shores Apartments	Columbia, SC	176	2,360,633	20,024,258	22,384,891
Century Plaza Apartments	Greenville, SC	212	5,826,323	25,636,841	31,463,164
Vantage at San Marcos	San Marcos, TX	(1)	2,513,092	-	2,513,092
Land held for development	Richland County, SC		1,109,482	-	1,109,482
					$113,342,599
Less accumulated depreciation					(3,123,659)
Real estate assets, net					$110,218,940
(1)
The assets are owned by a consolidated VIE for future development of a market-rate multifamily property. See Note 3 for further information.

Real Estate Assets as of December 31, 2025
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value
Vantage at San Marcos	San Marcos, TX	(1)	$2,513,092	$-	$2,513,092
Land held for development	Richland County, SC		1,109,482	-	1,109,482
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

9. Other Assets

The following table summarizes the Partnership’s other assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Deferred financing costs, net	$370,618	$659,420
Derivative instruments at fair value (Note 15)	6,891,942	1,338,175
Taxable mortgage revenue bonds, at fair value	87,824,680	43,162,714
Taxable governmental issuer loans:
Taxable governmental issuer loans	1,000,000	44,879,465
Allowance for credit losses (Note 10)	-	(244,000)
Taxable governmental issuer loans, net	1,000,000	44,635,465
Bond purchase commitment, at fair value (Note 16)	609,409	3,323,510
Other assets	1,958,893	1,507,512
Total other assets	$98,655,542	$94,626,796

The Partnership has remaining commitments to provide additional funding of taxable MRBs and taxable GIL's during construction and/or rehabilitation of the secured properties as of September 30, 2026. See Note 16 for further information regarding the Partnership’s remaining taxable GIL and taxable MRB funding commitments.

As of the dates of acquisition of the SC MF properties (Note 8), the Partnership also recorded in-place lease intangible assets at fair value that are being amortized on a straight-line basis over six months from the date of acquisition of the respective properties and are now fully amortized. Accumulated amortization and amortization expense as of and for the nine months ended September 30, 2026 was approximately $5.0 million.

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

As of September 30, 2026, seven taxable MRBs with reported carrying values totaling approximately $61.1 million were held in trust in connection with TOB trust financings (Note 13).

Activity in the First Nine Months of 2026

The following table includes details of the taxable MRBs acquired during the nine months ended September 30, 2026:

Property Name	Month Acquired	Property Location	Maturity Date	Interest Rate	Initial Principal Funding
SoLa Affordable Portfolio (1)	April 2026	Los Angeles, CA	5/1/2029	7.50%	$29,000,000
SoLa Affordable Portfolio - Series B (2)	July 2026	Los Angeles, CA	8/1/2033	(2)	$2,615,000
Total					$31,615,000
(1)
The taxable MRB is providing financing for the acquisition and development of two multifamily rental housing facilities containing a total of 154 units known as 4252 Whittier and 11001 S Vermont.
(2)
The taxable MRB was acquired at a discount of approximately $701,000 or 26.8% of par. The taxable MRB consists of a subordinate taxable municipal bond certificate collateralized by a pool of taxable multifamily housing revenue bonds and will receive residual interest based on available cash flow.

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

The following taxable GIL principal payments were received during the nine months ended September 30, 2026:

Property Name	Redemption Date	Property Location	Units	Maturity Date	Interest Rate	Principal Outstanding at Date of Redemption
Poppy Grove I	April 2026	Elk Grove, CA	147	4/15/2026	6.78%	15,957,672
Poppy Grove II	April 2026	Elk Grove, CA	82	4/15/2026	6.78%	9,141,300
Poppy Grove III	May 2026	Elk Grove, CA	158	6/1/2026	6.78%	18,780,493
Total						$43,879,465

During the nine months ended September 30, 2026, the Partnership provided additional funding of approximately $4.0 million to the Residency at the Entrepreneur - Series J-T taxable MRB and extended the maturity date to December 2026. There were no additional changes to terms associated with the increased commitment.

During the nine months ended September 30, 2026, the Partnership increased its commitment related to the Triangle Square Predevelopment Project taxable MRB by $5.0 million and extended the maturity date to January 2027. The Partnership recognized fees of approximately $23,000 in "Other income" in the partnership's condensed consolidated statements of operations in connection with the extension. There were no additional changes to terms associated with the amendments.

The following table summarizes terms of the amended taxable MRBs:

Property Name	Month Amended	Property Location	Maturity Date	Interest Rate	Additional Commitment	Total Commitment
Residency at the Entrepreneur - Series J-T	January 2026	Hollywood, CA	12/1/2026	SOFR + 3.65%	$4,000,000	$12,000,000
Triangle Square Predevelopment Project	April 2026	Raleigh, NC	1/3/2027	9.00%	5,000,000	14,300,000
Total						$26,300,000

During the nine months ended September 30,2026, the Partnership recognized fees totaling approximately $70,000 in "Other income" in the Partnership's condensed consolidated statements of operations in connection with an extension of the maturity date of the Gateway and Yarbrough Predevelopment Project taxable MRB to April 2027.

During the nine months ended September 30, 2026, the Partnership advanced funds of approximately $614,000 to the borrower associated with the Village at Hanford Square MRB and taxable MRB to finance the funding of certain additional construction costs and operating deficits. The Partnership expects these amounts to be fully recoverable and to be repaid by the borrower.

Activity in the First Nine Months of 2025

The following table includes details of the taxable MRB acquired during the nine months ended September 30, 2025:

Property Name	Date Committed	Original Maturity Date	Initial Principal Funding	Total Commitment
Gateway and Yarbrough Predevelopment Project	June 2025	7/1/2026	$800,000	$2,000,000
Triangle Square Predevelopment Project	July 2025	7/3/2026	6,000,000	$9,300,000
Total			$6,800,000	$11,300,000

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

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30, 2026
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$-	$-	$3,927,115	$-	$3,927,115
Current provision for credit losses	-	-	(174,000)	-	(174,000)
Balance, end of period	$-	$-	$3,753,115	$-	$3,753,115

	For the Nine Months ended September 30, 2026
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$609,000	$244,000	$3,477,134	$-	$4,330,134
Current provision for credit losses (1)	(609,000)	(244,000)	275,981	-	(577,019)
Balance, end of period	$-	$-	$3,753,115	$-	$3,753,115
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan.

The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$696,000	$212,000	$2,465,734	$30,000	$3,403,734
Current provision for credit losses(1)	(5,000)	32,000	537,084	(30,000)	534,084
Balance, end of period	$691,000	$244,000	$3,002,818	$-	$3,937,818
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $596,000 related to the Opportunity South Carolina property loan.

	For the Nine Months ended September 30, 2025
	Governmental Issuer Loans	Taxable Governmental Issuer Loans	Property Loans	Unfunded Commitments	Total
Balance, beginning of period	$1,038,000	$76,000	$1,930,000	$186,000	$3,230,000
Current provision for credit losses(1)	(347,000)	168,000	1,072,818	(186,000)	707,818
Balance, end of period	$691,000	$244,000	$3,002,818	$-	$3,937,818
(1)
The current provision for credit losses includes an asset-specific allowance of approximately $1.2 million related to the Opportunity South Carolina property loan.

The Partnership recorded a recovery of provision for credit losses of approximately $174,000 and a provision for credit losses of approximately $534,000 for the three months ended September 30, 2026 and 2025, respectively. The net recovery of provision for credit losses for the three months ended September 30, 2026 is due to a property loan paydown, partially offset by a provision due to a property loan acquisition. The net provision for credit losses for the three months ended September 30, 2025 includes an asset-specific allowance of approximately $596,000 related to the Opportunity South Carolina property loan partially offset by a recovery due to a decrease in the weighted average life of the remaining investment portfolio.

The Partnership recorded a recovery of provision for credit losses of approximately $577,000 and a provision for credit losses of approximately $708,000 for the nine months ended September 30, 2026 and 2025, respectively. The net recovery of provision for credit losses for the nine months ended September 30, 2026 is primarily due to GIL and property loan redemptions, partially offset by a provision due to an increase in the weighted average life of the remaining investment portfolio and an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan. The net provision for credit losses for the nine months ended September 30, 2025 includes an asset-specific allowance of approximately $1.2 million related to the Opportunity South Carolina property loan, partially offset by a recovery due to GIL and property loan redemptions and a decrease in the weighted average life of the remaining investment portfolio.

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

The following tables summarize the Partnership’s outstanding balance by acquisition year, grouped by risk rating as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
Property Loans
Performing	$28,904,956	$-	$7,250,000	$-	$4,315,093	$-	$40,470,049
Watch	-	-	-	-	-	-	-
Nonperforming	-	1,808,115	-	-	-	495,000	2,303,115
Total	$28,904,956	$1,808,115	$7,250,000	$-	$4,315,093	$495,000	$42,773,164

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Governmental Issuer Loans
Performing	$-	$-	$-	$109,757,835	$-	$-	$109,757,835
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	109,757,835	-	-	109,757,835

Taxable Governmental Issuer Loans
Performing	$-	$-	$-	$43,879,465	$-	$-	$43,879,465
Watch	-	-	-	-	-	-	-
Nonperforming	-	-	-	-	-	-	-
Subtotal	-	-	-	43,879,465	-	-	43,879,465

Property Loans
Performing	$-	$7,250,000	$-	$43,139,094	-	$-	$50,389,094
Watch	-	-	-	-	-	-	-
Nonperforming	1,715,133	-	-	-	$-	495,000	2,210,133
Subtotal	1,715,133	7,250,000	-	43,139,094	-	495,000	52,599,227

Total	$1,715,133	$7,250,000	$-	$196,776,394	$-	$495,000	$206,236,527

The Partnership evaluates its outstanding principal and interest receivable balances associated with its GILs, taxable GILs, and property loans for collectability. If collection of these balances is not probable, the loan is placed on non-accrual status and either an asset-specific allowance for credit loss will be recognized or the outstanding balance will be written off. There are no GILs, taxable GILs, or property loans that are currently past due on contractual debt service payments and the Partnership considered all GILs, taxable GILs and property loans to be performing as of September 30, 2026, except as noted below. The Partnership currently has three property loans on nonaccrual status.

During the nine months ended September 30, 2026 and 2025, the interest to be earned on the Live 929 Apartments property loan was in nonaccrual status. The discounted cash flow method used by management to establish the net realizable value of the property loan determined the collection of the interest accrued was not probable and the loan is considered to be nonperforming. The Live 929 Apartments property loan has outstanding principal of approximately $495,000 as of September 30, 2026 and December 31, 2025, which was fully reserved with an asset-specific allowance.

In December 2022, the Partnership received a property loan in exchange for the sale of its 100% interest in The 50/50 MF Property. The property loan is unsecured, will be repaid from net cash flows of the property, and is subordinate to the mortgage debt of the property which was assumed by the buyer. The property loan is in non-accrual status as of September 30, 2026 because payments under the loan are not required immediately and are expected to be paid from future net cash flows of the property. As such, the loan is considered to be performing. The property loan associated with the 50/50 MF Property had a reported carrying value of approximately $4.3 million as of September 30, 2026 and December 31, 2025.

The Partnership has advanced funds of approximately $1.8 million to Opportunity South Carolina to finance the funding of reserves, operating deficits and other operating expenses. Opportunity South Carolina was the borrower associated with The Park at Sondrio MRBs, The Park at Vietti MRBs, and the Windsor Shores Apartments MRBs prior to the deed in lieu of foreclosure transactions in the first quarter of 2026 (See Note 8). The property loan is in non-accrual status as of September 30, 2026 because interest payments under the loan are not required until maturity. The loan is considered to be nonperforming and was fully reserved with an asset-specific allowance as of September 30, 2026.

Available-for-Sale Debt Securities

The Partnership records impairments for MRBs and taxable MRBs through an allowance for credit losses for the portion of the difference between the estimated fair value and amortized cost that is related to expected credit losses. The following table summarizes the changes in the Partnership’s allowance for credit losses for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$4,146,279	$12,898,073	$12,875,922	$4,128,849
Current provision for credit loss (1)	-	-	(2,047,440)	8,707,000
Write-offs (1)	-	-	(6,659,560)	-
Recovery of prior credit loss (2)	(11,684)	(11,060)	(34,327)	51,164
Balance, end of period (3)	$4,134,595	$12,887,013	$4,134,595	$12,887,013

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
(3)
The allowance for credit losses as of September 30, 2026 was related to the Live 929 Apartments – 2022A MRB. The allowance for credit losses as of September 30, 2025 was related to the Live 929 Apartments – 2022A MRB, The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and the Windsor Shores Apartments MRB and taxable MRB.

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Partnership’s accounts payable, accrued expenses and other liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Accounts payable	$2,275,633	$1,371,459
Accrued expenses	4,185,010	5,183,094
Accrued interest expense	5,398,805	6,404,551
Contingent liability upon deed in lieu of foreclosure transactions (1)	2,053,981	-
Derivative instruments at fair value (Note 15)	19,953	1,843,464
Deposit liability (2)	-	4,299,053
Other liabilities	2,139,303	2,032,534
Total accounts payable, accrued expenses and other liabilities	$16,072,685	$21,134,155
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

See Note 10 for information regarding the Partnership’s allowance for credit losses related to its unfunded commitments.

12. Secured Lines of Credit

The following tables summarize the Partnership’s LOCs as of September 30, 2026 and December 31, 2025:

Secured Lines of Credit	Outstanding as of September 30, 2026	Total Commitment	Commitment Maturity	Variable / Fixed	Reset Frequency	Period End Rate
General LOC	$50,000,000	$50,000,000	June 2027 (1)	Variable (2)	Monthly	7.26%
Acquisition LOC	63,920,000	80,000,000	June 2027 (3)	Variable (4)	Monthly	6.32%
	$113,920,000	$130,000,000

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

General LOC

The Partnership has entered into a Secured Credit Agreement with a commitment of up to $50.0 million for the General LOC. The aggregate available commitment cannot exceed a borrowing base calculation, that is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of the Partnership’s capital contributions to equity investments, seniors housing investments, and other real estate investments, subject to certain restrictions. The proceeds of the General LOC will be used by the Partnership to purchase additional investments and to meet general working capital and liquidity requirements. The Partnership may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of the borrowing base. As of September 30, 2026, the borrowing base exceeded $50.0 million.

The General LOC is currently secured by first priority security interests in the Partnership’s investments in unconsolidated entities. In addition, an affiliate of the Partnership, Greystone Select, has provided a deficiency guaranty of the Partnership’s obligations under the Secured Credit Agreement. Greystone Select is subject to certain covenants and was in compliance with such covenants as of September 30, 2026. No fees were paid to Greystone Select related to the deficiency guaranty agreement.

The Partnership is subject to various affirmative and negative covenants under the Secured Credit Agreement that, among others, require the Partnership to maintain a minimum liquidity of not less than $6.3 million and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership may increase the maximum commitment from $50.0 million to $60.0 million in total, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. The minimum liquidity covenant will increase from the current $6.3 million requirement to up to $7.5 million upon increases in the maximum commitment amount. The Partnership was in compliance with all covenants as of September 30, 2026.

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

Advances on the Acquisition LOC are due on the 270th day following the advance date but may be extended for up to three additional 90-day periods, but in no event later than the maturity date by providing the administrative agent with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first such extension, 10% for the second such extension, and 20% for the third such extension. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Partnership is subject to various affirmative and negative covenants related to the Acquisition LOC, with the principal covenant being that the Partnership’s Leverage Ratio (as defined by the Partnership) will not exceed a specific percentage. The Partnership was in compliance with all covenants as of September 30, 2026. Of the amount outstanding as of September 30, 2026, $7.1 million is due in November 2026, $30.7 million is due in December 2026, $16. 1 million is due in May 2027, and $10.0 million is due in June 2027, before consideration of extension payment options.

13. Debt Financing

The following tables summarize the Partnership’s debt financings, net of deferred financing costs, as of September 30, 2026 and December 31, 2025:

		Outstanding Debt Financings as of September 30, 2026, net	Restricted Cash	Stated Maturities	Interest Rate Type	Tax-Exempt Interest on Senior Securities (1)	Remarketing Senior Securities Rate (2)	Facility Fees	Period End Rates
TEBS Financings
M33 TEBS		$26,788,336	$77,660	2030	Fixed	Yes	N/A	N/A	3.24%
M45 TEBS		194,467,723	124,585	2034	Fixed	Yes	N/A	N/A	4.39%
Subtotal/Weighed Average Period End Rate		221,256,059							4.25%

2024 PFA Securitization Transaction		$52,850,133	$91,982	2039	Fixed	Yes	N/A	N/A	4.90%

TEBS Residual Financing		$45,885,165	$48,713	2034	Fixed	Yes	N/A	N/A	7.16%

TOB Trust Securitizations
Mizuho Capital Markets:
SoLa Impact Opportunity Zone Fund		$17,370,000	(3)	2029	Variable	No	4.15%	1.78%	5.93%
Residency at the Mayer - Series KK		9,490,000	(3)	2027	Variable	Yes	3.65%	1.19%	4.84%
The Safford		34,376,134	(3)	2027	Variable	Yes	3.65%	1.44%	5.09%
Aventine Apartments		7,586,156	(3)	2029	Variable	Yes	3.65%	1.44%	5.09%
Avistar at Copperfield - Series A		10,970,592	(3)	2029	Variable	Yes	3.65%	1.68%	5.33%
Avistar at the Crest - Series A		7,068,326	(3)	2027	Variable	Yes	3.65%	1.44%	5.09%
Avistar at the Oaks - Series A		5,726,484	(3)	2027	Variable	Yes	3.65%	1.44%	5.09%
Avistar at Wilcrest - Series A		4,151,591	(3)	2029	Variable	Yes	3.65%	1.68%	5.33%
Avistar at Wood Hollow - Series A		31,435,280	(3)	2027	Variable	Yes	3.65%	1.44%	5.09%
Avistar in 09 - Series A		4,943,899	(3)	2027	Variable	Yes	3.65%	1.44%	5.09%
Avistar on the Blvd - Series A		11,760,956	(3)	2027	Variable	Yes	3.65%	1.44%	5.09%
Avistar on the Hills - Series A		3,914,062	(3)	2027	Variable	Yes	3.65%	1.44%	5.09%
The Centurion Foundation		5,066,404	(3)	2029	Variable	No	4.15%	1.79%	5.94%
Live 929		53,092,000	(3)	2029	Variable	Yes	3.65%	1.18%	4.83%
Woodington Gardens - Series A-1		24,896,060	(3)	2029	Variable	Yes	3.60%	1.44%	5.04%
40rty on Colony		4,459,791	(3)	2028	Variable	Yes	3.65%	1.44%	5.09%
Agape Helotes - Series A-1		4,418,501	(3)	2028	Variable	Yes	3.65%	1.44%	5.09%
Agape Helotes - Series B		4,748,772	(3)	2028	Variable	Yes	3.65%	2.04%	5.69%
MaryAlice Circle Apartments		4,712,881	(3)	2028	Variable	Yes	3.65%	1.44%	5.09%
Meadow Valley		32,391,236	(3)	2028	Variable	Yes	3.65%	1.44%	5.09%
Residency at the Entrepreneur MRBs		34,060,000	(3)	2028	Variable	Yes	3.65%	1.45%	5.10%
Residency at Empire MRBs		63,155,009	(3)	2028	Variable	Yes	3.65%	1.42%	5.07%
Residency at the Mayer - Series A		13,769,647	(3)	2028	Variable	Yes	3.65%	1.19%	4.84%
Trust 2024-XF3219	(4)	67,542,051	(3)	2029	Variable	No	4.15%	1.79%	5.94%
Barclays Capital Inc.:
Village Point		18,289,156	-	2027	Variable	Yes	3.80%	1.61%	5.41%
Subtotal/Weighed Average Period End Rate		479,394,988							5.23%

Total		$799,386,345
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
(3)
The Partnership has restricted cash totaling approximately $21.5 million related to its ISDA master agreement with Mizuho based on Mizuho’s valuations of the underlying assets and the Partnership’s derivative financial instruments.
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

The Partnership has entered into various TOB trust financings with Mizuho and Barclays secured by various investment assets. The TOB trusts with Mizuho and Barclays are subject to respective ISDA master agreements that contain certain covenants and requirements. The TOB trust financings with Mizuho and Barclays require that the Partnership's residual interests must maintain a certain value in relation to the total assets in each TOB trust. The Mizuho and Barclays master agreements also require the Partnership's partners' capital, as defined, to maintain a certain threshold and that the Partnership remain listed on a national securities exchange. The master agreement with Barclays also puts limits on the Partnership's Leverage Ratio (as defined by the Partnership). In addition, both Mizuho and Barclays master agreements specify that default(s) on the Partnership’s other senior debts above a specified dollar amount, in the aggregate, will constitute a default under the master agreement. If the Partnership is not in compliance with any of these covenants, a termination event of the financing facilities would be triggered. The Partnership was in compliance with these covenants as of September 30, 2026.

The Partnership is subject to mark-to-market collateral posting provision for positions under the ISDA master agreements with Mizuho and Barclays related to the TOB Trusts. The amount of collateral posting required is dependent on the valuation of the securitized assets and interest rate swaps (Note 15) in relation to thresholds set by Mizuho and Barclays at the initiation of each transaction. The Partnership had posted approximately $21.5 million and $10.6 million of cash collateral with Mizuho as of September 30, 2026 and December 31, 2025, respectively. There was no required cash collateral posted with Barclays as of September 30, 2026 or December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Partnership posted restricted cash as contractually required under the terms of the TEBS Financings.

The Partnership’s variable rate debt financing arrangements include maximum interest rate provisions that prevent the debt service on the debt financings from exceeding the cash flows from the underlying securitized assets.

Activity in the First Nine Months of 2026

New Debt Financings:

In May 2026, the Partnership deposited the SoLa Affordable Portfolio taxable MRB (Note 9) into the TOB financing Trust 2024-XF3219 and received debt financing proceeds of approximately $23.2 million.

In July 2026, the Partnership deposited the SoLa Affordable Portfolio - Series B taxable MRB (Note 9) into the TOB financing Trust 2024-XF3219 and received debt financing proceeds of approximately $1.5 million.

Redemptions:

The following is a summary of the debt financing principal payments made in connection with the repayment of underlying assets during the nine months ended September 30, 2026:

Debt Financing	Debt Facility	Month	Principal Paydown Applied
The Park at Sondrio - Series 2022A	TOB Trust	January 2026	$30,480,000
The Park at Vietti - Series 2022A	TOB Trust	January 2026	21,588,000
Windsor Shores Apartments - Series A	TOB Trust	January 2026	17,236,000
Trust 2024-XF3219 - The Park at Sondrio - Series 2022B	TOB Trust	January 2026	880,000
Trust 2024-XF3219 - The Park at Vietti - Series 2022B	TOB Trust	January 2026	700,000
Trust 2024-XF3219 - Windsor Shore Apartments - Series B	TOB Trust	January 2026	640,000
The Ivy Apartments (a/k/a Century Plaza Apartments)	TOB Trust	January 2026	24,400,000
Poppy Grove I GIL	TOB Trust	April 2026	32,707,000
Poppy Grove II GIL	TOB Trust	April 2026	19,238,000
Trust 2021-XF2953 - Poppy Grove I taxable GIL	TOB Trust	April 2026	12,765,000
Trust 2021-XF2953 - Poppy Grove II taxable GIL	TOB Trust	April 2026	7,310,000
Poppy Grove III GIL	TOB Trust	May 2026	35,855,000
Trust 2021-XF2953 - Poppy Grove III taxable GIL	TOB Trust	May 2026	15,020,000
SoLa Impact Opportunity Zone Fund property loan	TOB Trust	July 2026	9,800,000
Village at Hanford Square	TOB Trust	August 2026	7,800,000
Trust 2024-XF3219 - Village at Hanford Square Series H-T	TOB Trust	August 2026	8,320,000
			$244,739,000

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

The Partnership executed an extension of the Mizuho TOB financing of Trust 2024-XF3219 to April 2029. There were no additional changes to terms or fees associated with the extension.

The Partnership executed extensions of the maturity dates of the Mizuho TOB financings of Avistar at Copperfield - Series A, Avistar at Wilcrest - Series A, Live 929, SoLa Impact Opportunity Zone Fund, Woodington Gardens - Series A-1, Aventine Apartments, and The Centurion Foundation to July 2029. There were no additional changes to terms or fees associated with the extensions.

The Partnership executed extensions of the maturity dates of the Mizuho TOB financings of The Safford and Residency at the Mayer - Series KK to October 2027. There were no additional changes to terms or fees associated with the extensions.

The Partnership executed an extensions of the maturity date of the Barclays TOB financing of Village Point to July 2027. There were no additional changes to terms or fees associated with the extensions.

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

Future Maturities

The Partnership’s contractual maturities of borrowings as of September 30, 2026 for the twelve-month periods ending December 31st for the next five years and thereafter are summarized below. The reported maturities for each individual debt financing are based on the earlier of contractual payments of the underlying securitized assets and the stated maturity date of the debt financing.

Remainder of 2026	$119,233,360
2027	89,417,409
2028	126,822,221
2029	161,530,114
2030	44,030,059
Thereafter	261,664,475
Total	802,697,638
Unamortized deferred financing costs and debt premium	(3,311,293)
Total debt financing, net	$799,386,345

14. Mortgages Payable

The following is a summary of the Partnership's mortgages payable, net of deferred financing costs, as of September 30, 2026 and December 31, 2025:

Property Mortgage Payables	Outstanding Mortgage Payable as of September 30, 2026, net	Outstanding Mortgage Payable as of December 31, 2025, net	Year Acquired	Stated Maturity	Variable / Fixed	Period End Rate
Vantage at San Marcos (1)	$231,679	$231,679	2020	May 2028	Variable	7.75%
SC MF Properties	$83,323,118	$-	2026	December 2027 (2)	Variable	6.57%	(3)
Total Mortgage Payable\Weighted Average Period End Rate	$83,554,797	$231,679				6.57%
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

During the first quarter of 2026, the Partnership obtained a mortgage loan secured by the SC MF Properties to facilitate its acquisition of the properties via deed in lieu of foreclosure. Proceeds from the mortgage loan were used to repay the TOB trust financings associated with The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, The Ivy Apartments MRB (a/k/a Century Plaza Apartments), and Windsor Shores Apartments MRB and taxable MRB (Note 13). The terms of the mortgage payable require the SC MF Properties to demonstrate certain aggregate debt service coverage ratios in February 2027 and June 2027, which if not met will require certain debt principal paydowns or posting of collateral. The SC MF Properties mortgage payable is a recourse obligation of the Partnership. The Partnership is subject to various financial covenants to maintain a minimum liquidity of not less than $6.3 million; and maintain a minimum consolidated tangible net worth of $200.0 million. The Partnership was in compliance with all covenants as of September 30, 2026. In addition, an affiliate of the Partnership, Greystone Select, has provided a partial guaranty of the Partnership’s obligations under the mortgage payable.

In February 2025, Vantage at San Marcos paid down approximately $1.4 million outstanding principal of the associated mortgage payable with proceeds from sale of a parcel of land.

15. Derivative Instruments

The Partnership’s derivative instruments are not designated as hedging instruments and are recorded at fair value. Changes in fair value are included in current period earnings as “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations, with gains reported as a reduction to expenses. The following tables are a summary of the realized and unrealized gains and losses of the Partnership's derivative instruments for the three and nine months ended September 30, 2026 and 2025

	For the Three Months ended September 30, 2026			For the Nine Months ended September 30, 2026
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(280,009)	$(4,000,622)	$(4,280,631)	$(516,057)	$(7,410,576)	$(7,926,633)

	For the Three Months ended September 30, 2025			For the Nine Months ended September 30, 2025
	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions	Realized (gains) losses on derivatives, net	Unrealized (gains) losses on derivatives, net	Net result from derivative transactions
Interest rate swaps	$(814,224)	$714,077	$(100,147)	$(2,424,844)	$6,740,050	$4,315,206

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

The following tables summarize the Partnership’s interest rate derivative agreements as of September 30, 2026 and December 31, 2025:

		Fair Value as of September 30, 2026
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	$332,173,799	$6,891,942	$(19,953)	2.00

		Fair Value as of December 31, 2025
Contract Type	Notional Amount	Asset	Liability	Weighted Average Remaining Maturity (Years)
Swaps
SOFR	$294,473,799	$1,338,175	$(1,843,464)	2.78

The following table summarizes the average notional amount and weighted average fixed rate by year for our interest rate swaps as of September 30, 2026:

Year	Average Notional	Weighted Average Fixed Rate Paid
Remainder of 2026	$325,523,799	3.37%
2027	232,120,466	3.49%
2028	123,395,466	3.61%
2029	91,017,299	3.55%
2030	31,452,800	3.82%
2031	21,205,500	3.86%
2032	18,931,333	3.83%
2033	15,863,500	3.90%
2034	11,755,833	3.94%
2035	9,145,833	3.95%
2036	9,066,667	3.95%
2037	8,983,333	3.95%
2038	8,893,333	3.95%
2039	8,833,333	3.95%

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

Bond Purchase Commitments

The Partnership may enter into bond purchase commitments related to MRBs to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the MRBs will be used to pay off the construction related debt. The Partnership bears no construction or stabilization risk during the commitment period. The Partnership accounts for its bond purchase commitments as available-for-sale securities and reports the asset or liability at fair value. Changes in the fair value of bond purchase commitments are recorded as gains or losses on the Partnership's condensed consolidated statements of comprehensive income (loss). The following table summarizes the Partnership’s bond purchase commitments as of September 30, 2026 and December 31, 2025:

Bond Purchase Commitments	Commitment Date	Maximum Committed Amounts Remaining	Interest Rate	Estimated Closing Date	Fair Value as of September 30, 2026	Fair Value as of December 31, 2025
Kindred Apartments	March 2025	$21,921,000	6.875%	December 2027	$609,409	$3,323,510

Investment Commitments

The Partnership has remaining contractual commitments to provide additional funding of certain MRBs, taxable MRBs, GILs, and property loans while the secured properties are under construction, rehabilitation, or predevelopment. See Note 10 for information on the allowance for credit losses on such commitments. The Partnership also has outstanding contractual commitments to contribute additional equity to unconsolidated entities. The following table summarizes the Partnership’s total and remaining commitments as of September 30, 2026:

Property Name	Commitment Date	Asset Maturity Date	Interest Rate		Total Commitment	Remaining Commitment as of September 30, 2026
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	6.25%		$44,000,000	$750,000

Taxable Mortgage Revenue Bonds
Residency at Empire Series BB-T	December 2022	December 2026	7.45%		$9,404,500	$2,004,500

Governmental Issuer Loans
Residency at Sky Village Hollywood	December 2025	December 2030	SOFR + 3.20%	(1)	$34,000,000	$3,000,000

Equity Investments
Vantage at San Marcos (3), (4)	November 2020	N/A	N/A		$9,914,529	$8,943,914
Freestone Greeley (4)	October 2022	N/A	N/A		16,035,710	10,562,345
Valage Senior Living Mt. Rose	December 2025	N/A	N/A		14,541,973	679,582
Subtotal					40,492,212	20,185,841

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (2)	6.875%		$21,921,000	$21,921,000

Total Commitments					$149,817,712	$47,861,341
(1)
The variable index interest rate component is subject to an all-in floor of 6.95%.
(2)
The borrowers may elect to extend the maturity date for a period ranging between six and twelve months upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(3)
The property became a consolidated VIE effective during the fourth quarter of 2021 (Note 3).
(4)
A development site has been identified for this property but construction had not commenced as of September 30, 2026. The Partnership’s joint venture partners are evaluating the highest and best use for the development sites as of September 30, 2026, which may include a sale of the land or the commencement of construction. The timing of any funding commitment is uncertain and the Partnership’s remaining funding commitment will be terminated if the land is sold.

In addition, the Partnership is committed to funding 10% of the capital for the Construction Lending JV with the remainder to be funded by a third-party investor with each party contributing its proportionate capital contributions upon funding of future investments. The Partnership’s capital is contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. As of September 30, 2026, the Partnership had contributed approximately $2.0 million of its maximum capital commitment of approximately $15.1 million.

Construction Loan Guaranties

The Partnership entered into a guaranty and environmental indemnification agreement related to an approximately $103.0 million mortgage loan secured by Vantage at Fair Oaks, Vantage at Hutto, and Vantage at McKinney Falls. The Partnership has guaranteed certain limited recourse obligations of the borrowers, including specified reserve funding obligations and losses arising from fraud, willful misconduct, unauthorized transfers, voluntary bankruptcy filings, and certain other customary nonrecourse carve-out events. The Partnership has not guaranteed repayment of the outstanding loan balance except to the extent such obligations become recourse under the applicable loan documents as a result of a violation of the nonrecourse carve-out events. The guaranty agreement requires the guarantors to maintain a minimum net worth of not less than $103.0 million and liquidity equal to the greater of $6.25 million or 10% of the outstanding loan balance. The outstanding balance of the mortgage loan was approximately $103.0 million as of September 30, 2026. The Partnership was in compliance with these requirements as of September 30, 2026. The Partnership has also provided environmental indemnification to the lender for various costs, including environmental non-compliance, investigation, remediation, and other environmental matters affecting the mortgaged properties during the term of the loan and for a specified period thereafter. A Phase I Environmental Site Assessment obtained in connection with the mortgage loan closing did not identify any material environmental concerns. The Partnership has not accrued any amount for these contingent obligations because management believes the likelihood of guaranty or indemnification claims is remote.

In addition, the Partnership entered into a guaranty for the Freestone Cresta Bella mortgage loan. The Partnership has guaranteed debt service on the loan and certain operating costs. The Partnership has guaranteed 100% of the outstanding loan balance upon the occurrence of fraud or other willful misconduct by the borrower or if the borrower voluntarily files for bankruptcy. The guaranty agreement requires the Partnership to maintain a minimum net worth of not less than $42.0 million and maintain liquid assets of not less than $4.2 million at the end of each quarter. The Partnership was in compliance with these requirements as of September 30, 2026. The Partnership has also provided indemnification to the lender for various costs including interest expenses, environmental non-compliance and remediation during the term. The balance of the Freestone Cresta Bella bridge loan was approximately $42.0 million as of September 30, 2026. The Partnership has not accrued any amount for this contingent liability because the Partnership believes the likelihood of guaranty claims is remote.

Other Guaranties and Commitments

The Partnership has entered into guaranty agreements with unaffiliated entities under which the Partnership has guaranteed certain obligations of the general partners of certain limited partnerships upon the occurrence of a “repurchase event.” Potential repurchase events include LIHTC recapture and foreclosure. The Partnership’s maximum exposure is limited to 75% of the equity contributed by the limited partner to each limited partnership. No amount has been accrued for these guaranties because the Partnership believes the likelihood of repurchase events is remote. The following table summarizes the Partnership’s maximum exposure under these guaranty agreements as of September 30, 2026:

Limited Partnership(s)	End of Guaranty Period	Partnership's Maximum Exposure as of September 30, 2026
Ohio Properties	2026	$1,271,176
Greens of Pine Glen, LP	2027	1,278,767

In December 2022, the Partnership sold 100% of its ownership interest in The 50/50 MF Property to an unrelated non-profit organization. The buyer assumed two mortgages payable associated with the property and the Partnership agreed to provide certain recourse support for the assumed mortgages. The TIF Loan was paid off in June 2024, and the Partnership does not have exposure as of September 30, 2026. The mortgage support is in the form of a forward loan purchase agreement upon maturity of the mortgage. The reported value of the credit guaranty was approximately $241,000 and $550,000 as of September 30, 2026 and December 31, 2025, respectively, and is included within other liabilities in the Partnership's condensed consolidated balance sheets. No additional contingent liability has been accrued because the likelihood of claims is remote. The Partnership's remaining forward loan purchase agreement expires in 2027 and its maximum exposure as of September 30, 2026 was approximately $20.2 million.

The Partnership has entered into various forward loan purchase agreements associated with construction loans for its investments in unconsolidated entities. Under these agreements, the Partnership will purchase a loan from the construction lender at maturity of the construction loan, which is typically five to seven years from closing, if not otherwise repaid by the borrower entity. The Partnership has the right to cure any defaults under the construction loan agreement that otherwise could accelerate the maturity of the construction loan. In addition, if the Partnership is required to perform under a forward loan purchase agreement, then it has the right to remove the managing member of the borrower entity, take ownership of the underlying property, and either sell the property or obtain replacement financing. Certain forward loan purchase agreements are only effective upon the receipt by the property of a certificate of occupancy by the borrower entity while others are effective as of the construction loan closing. The Partnership has recourse to the managing member of the borrower entity and/or the project’s general contractor for those agreements that are effective prior to the receipt of a certificate of occupancy. Total construction loan balances associated with effective forward loan purchase agreements are $152.5 million as of September 30, 2026. The Partnership has not recorded any non-contingent or contingent liabilities related to the forward loan purchase agreements as such amounts are deemed minimal.

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

17. Redeemable Preferred Units

The Partnership has designated three series of non-cumulative, non-voting, non-convertible Preferred Units that represent limited partnership interests in the Partnership consisting of the Series A Preferred Units, the Series A-1 Preferred Units, and the Series B Preferred Units. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements, and will remain outstanding indefinitely unless redeemed by the Partnership or by the holder. If declared by the General Partner, distributions to the holders of Series A Preferred Units, Series A-1 Preferred Units, and Series B Preferred Units, are paid quarterly at annual fixed rates of 3.0%, 3.0% and 5.75%, respectively. The Partnership did not have any outstanding Series A Preferred Units as of September 30, 2026 and does not expect to issue any new Series A Preferred Units in the future.

The Partnership filed a registration statement on Form S-3 for the registration of up to 10,000,000 of Series B Preferred Units, which was declared effective by the SEC on September 27, 2024. The Partnership has issued 2,500,000 Series B Preferred Units under this offering as of September 30, 2026.

The following table summarizes the Partnership’s outstanding Preferred Units as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit	Earliest Optional Redemption Date
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00	April 2028
October 2022	1,000,000	10,000,000	3.00%	10.00	October 2028
February 2023	1,500,000	15,000,000	3.00%	10.00	February 2029
June 2023	1,000,000	10,000,000	3.00%	10.00	June 2029
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	$10.00	January 2030
February 2024	500,000	5,000,000	5.75%	10.00	February 2030
March 2025	2,000,000	20,000,000	5.75%	10.00	March 2031
October 2025	500,000	5,000,000	5.75%	10.00	October 2031
Total Series B Preferred Units	4,750,000	47,500,000

Unamortized equity issuance costs		$(70,377)
Redeemable Preferred Units outstanding as of September 30, 2026	10,250,000	$102,429,623

	December 31, 2025
Month Issued	Units	Purchase Price	Distribution Rate	Redemption Price per Unit
Series A-1 Preferred Units
April 2022	2,000,000	$20,000,000	3.00%	$10.00
October 2022	1,000,000	10,000,000	3.00%	10.00
February 2023	1,500,000	15,000,000	3.00%	10.00
June 2023	1,000,000	10,000,000	3.00%	10.00
Total Series A-1 Preferred Units	5,500,000	55,000,000

Series B Preferred Units
January 2024	1,750,000	$17,500,000	5.75%	10.00
February 2024	500,000	5,000,000	5.75%	10.00
March 2025	2,000,000	20,000,000	5.75%	10.00
October 2025	500,000	5,000,000	5.75%	10.00
Total Series B Preferred Units	4,750,000	47,500,000

Unamortized equity issuance costs		$(89,493)
Redeemable Preferred Units outstanding as of December 31, 2025	10,250,000	$102,410,507

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

The fair value of each RUA was estimated on the grant date based on the Partnership’s exchange-listed closing price of the BUCs. The Partnership recognizes compensation expense for the RUAs on a straight-line basis over the requisite vesting period. For the three months ended September 30, 2026, the Partnership recognized a reduction of compensation expense of approximately $167,000 related primarily to forfeitures of RUAs, compared to compensation expense of approximately $748,000 for the three months ended September 30, 2025. The compensation expense for RUAs totaled approximately $625,000 and $1,487,000 for the nine months ended September 30, 2026 and 2025, respectively. Compensation expense is reported within “General and administrative expenses” on the Partnership’s condensed consolidated statements of operations.

The following table summarizes the RUA activity for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

	Restricted Units Awarded	Weighted average Grant-date Fair Value
Unvested as of January 1, 2025	99,459	16.96
Granted	329,584	12.26
Vested	(115,336)	14.87
Forfeited	(17,816)	14.44
Unvested as of December 31, 2025	295,891	12.69
Forfeited	(69,472)	12.76
Unvested as of September 30, 2026	226,419	$12.67

The unrecognized compensation expense related to unvested RUAs granted under the Equity Incentive Plan was approximately $1.0 million as of September 30, 2026. The remaining compensation expense is expected to be recognized over a weighted average period of 1.2 years. The total intrinsic value of unvested RUAs was approximately $1.3 million as of September 30, 2026.

19. Transactions with Related Parties

The Partnership incurs costs for services and makes contractual payments to the General Partner, Greystone Manager, and their affiliates. The costs are reported either as expenses or capitalized costs depending on the nature of each item. The following table summarizes transactions with related parties that are reported in the Partnership's condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Partnership administrative fees paid to the General Partner (1)	$1,455,000	$1,548,000	$4,555,000	$4,727,000
Reimbursable franchise margin taxes incurred on behalf of unconsolidated entities (2)	30,000	28,000	103,000	155,000
Referral fees paid to an affiliate (3)	-	23,000	13,000	23,000
Servicing fees paid to an affiliate (4)	8,000	9,000	25,000	31,000
Guaranty fees paid to an affiliate (5)	17,000	-	50,000	-

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

The General Partner receives fees from the borrowers and sponsors of the Partnership’s investment assets for services provided to the borrower and based on the occurrence of certain investment transactions. These fees were paid by the borrowers or sponsors and are not reported in the Partnership’s condensed consolidated financial statements. The following table summarizes transactions between borrowers of the Partnership’s affiliates for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment/mortgage placement fees earned by the General Partner (1)	976,000	93,000	$1,663,000	$343,000
(1)
The General Partner received placement fees in connection with the acquisition of certain MRBs, taxable MRBs, GILs, taxable GILs and property loans and investments in unconsolidated entities.

Greystone Servicing, an affiliate of the Partnership, previously committed to purchase certain of the Partnership’s GILs (Note 5), once certain conditions are met, at a price equal to the outstanding principal plus accrued interest. Greystone Servicing committed to then immediately sell the GILs to Freddie Mac pursuant to a financing commitment between Greystone Servicing and Freddie Mac.

Greystone Servicing purchased the following GILs during the nine months ended September 30, 2026 and 2025, including principal and accrued interest:

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
•
Poppy Grove II GIL for approximately $24.1 million in April 2026; and
•
Poppy Grove III GIL for approximately $44.9 million in May 2026.

An affiliate of the Partnership, Greystone Bridge Lending Fund Manager LLC, entered into an investment management agreement in October 2024 to provide various investment management services for the Construction Lending JV, which are expenses of the Construction Lending JV. Investment management fees of approximately $13,000 and $25,000 were paid to Greystone Bridge Lending Fund Manager LLC by the Construction Lending JV during the three and nine months ended September 30, 2026, respectively. Investment management fees of approximately $3,000 and $6,000 by the Construction Lending JV were paid to Greystone Bridge Lending Fund Manager LLC during the three and nine months ended September 30, 2025, respectively.

The Partnership may invest in GILs and MRBs associated with multifamily affordable housing projects in which GREC serves as the limited partner investor providing LIHTC equity. The Partnership may also acquire participation interests in loans to GREC that are originated and administered by independent third-party lenders. A summary of these investments is as follows:

•
Chapanoke Village GIL and taxable GIL with a total funding commitment of approximately $36.7 million, sold to the Construction Lending JV in July 2026;
•
Gallery at Lummus Parc GIL and taxable GIL with a total funding commitment of $80.0 million, sold to the Construction Lending JV in September 2026; and
•
Gallery at Lummus Parc property loan participation with a total commitment of approximately $4.1 million, acquired in September 2026.

The Partnership invests in certain GILs, taxable GILs, and property loans with the expectation that the related investments will be sold to the Construction Lending JV at a future date. The Partnership sold the following GILs, taxable GILs and property loan to the Construction Lending JV during the nine months ended September 30, 2026 and the year ended 2025, including principal and accrued interest:

•
Natchitoches GIL and taxable GIL with a total funding commitment of $23.0 million, sold in April 2025;
•
Everett Pointe GIL with a total funding commitment of approximately $29.3 million, sold in July 2026
•
Sandoval Flats property loan with a total funding commitment of approximately $29.8 million, sold in July 2026;
•
Chapanoke Village GIL and taxable GIL with a total funding commitment of approximately $36.7 million, sold in July 2026; and
•
Gallery at Lummus Parc GIL and taxable GIL with a total funding commitment of $80.0 million, sold in September 2026.

The Partnership also executes interest rate swap agreements in which it expects to novate the swap to the Construction Lending JV upon the sale of the related investment assets. During the nine months ended September 30, 2026, the Partnership novated three interest rate swaps to the Construction Lending JV with a current notional value of $15.2 million for nominal proceeds. During the nine months ended September 30, 2025, the Partnership novated one interest rate swap to the Construction Lending JV with a notional value of $5.0 million for nominal proceeds.

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

The Partnership reported receivables due from related parties of approximately $90,000 and $706,000 as of September 30, 2026 and December 31, 2025, respectively. These amounts are reported within “Other assets” in the Partnership's condensed consolidated balance sheets. The Partnership had outstanding liabilities due to related parties totaling approximately $974,000 and $736,000 as of September 30, 2026 and December 31, 2025, respectively. These amounts are reported within “Accounts payable, accrued expenses and other liabilities” on the Partnership's condensed consolidated balance sheets.

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

Investments in MRBs, Taxable MRBs and Bond Purchase Commitments

The fair value of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2026 and December 31, 2025, is based upon prices obtained from third-party pricing services, which are estimates of market prices. There is no active trading market for these securities, and price quotes for the securities are not available. The valuation methodology of the Partnership’s third-party pricing services incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each security as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, illiquidity, legal structure of the borrower, collateral, seniority to other obligations, operating results of the underlying property, geographic location, and property quality. These characteristics are used to estimate an effective yield for each security. The security fair value is estimated using a discounted cash flow and yield to maturity or call analysis by applying the effective yield to contractual cash flows. Significant increases (decreases) in the effective yield would have resulted in a significantly lower (higher) fair value estimate. Changes in fair value due to an increase or decrease in the effective yield do not impact the Partnership’s cash flows.

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

The range of effective yields and weighted average effective yields of the Partnership’s investments in MRBs, taxable MRBs and bond purchase commitments as of September 30, 2026 and December 31, 2025 are as follows:

	Range of Effective Yields		Weighted Average Effective Yields (1)
Security Type	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Mortgage revenue bonds	3.7% - 10.6%	2.4% - 9.8%	6.1%	5.5%
Taxable mortgage revenue bonds	6.8% - 13.1%	6.2% - 12.7%	8.1%	7.6%
Bond purchase commitments	6.6%	5.4%	6.6%	5.4%
(1)
Weighted by the total principal outstanding of all the respective securities as of the reporting date.

Derivative Instruments

The effect of the Partnership’s interest rate swap agreements is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement. The Partnership has not historically used interest rate swap agreements to hedge the market value of its MRB investments. The Partnership uses a third-party pricing service that incorporates commonly used market pricing methods to value the interest rate swaps. The fair value is based on a model that considers observable indices and observable market trades for similar arrangements and therefore the interest rate swaps are categorized as Level 2 assets or liabilities.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 are summarized as follows:

	Fair Value Measurements as of September 30, 2026
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$867,406,786	$-	$-	$867,406,786
Bond purchase commitments (reported within other assets)	609,409	-	-	609,409
Taxable mortgage revenue bonds (reported within other assets)	87,824,680	-	-	87,824,680
Derivative instruments (reported within other assets)	6,891,942	-	6,891,942	-
Derivative instruments (reported within other liabilities)	(19,953)	-	(19,953)	-
Total Assets and Liabilities at Fair Value, net	$962,712,864	$-	$6,871,989	$955,840,875

The following table summarizes the activity related to Level 3 assets for the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30, 2026
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance July 1, 2026	$890,980,554	$3,843,321	$80,450,736	$975,274,611
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	12,104	-	12,809	24,913
Included in other comprehensive income	(32,012,439)	(3,233,912)	(523,536)	(35,769,887)
Purchases and advances	10,051,237	-	8,113,500	18,164,737
Settlements and redemptions	(1,624,670)	-	(228,829)	(1,853,499)
Ending Balance September 30, 2026	$867,406,786	$609,409	$87,824,680	$955,840,875
Total amount of gains for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2026	$11,684	$-	$-	$11,684

	For the Nine Months ended September 30, 2026
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance January 1, 2026	$1,007,904,386	$3,323,510	$43,162,714	$1,054,390,610
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	(13,116)	-	(6,341)	(19,457)
Included in earnings (provision for credit losses)	1,970,235	-	77,205	2,047,440
Included in other comprehensive income	(37,363,232)	(2,714,101)	(863,560)	(40,940,893)
Purchases and advances	10,356,275	-	48,726,000	59,082,275
Settlements and redemptions	(7,695,493)	-	(676,233)	(8,371,726)
Principal redeemed via deed in lieu of foreclosure	(114,221,934)	-	(2,785,000)	(117,006,934)
Allowance for credit loss written off upon deed in lieu of foreclosure	6,469,665	-	189,895	6,659,560
Ending Balance September 30, 2026	$867,406,786	$609,409	$87,824,680	$955,840,875
Total amount of gains for the period included in earnings attributable to the change in unrealized gains relating to assets or liabilities held on September 30, 2026	$2,004,562	$-	$77,205	$2,081,767

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows:

	Fair Value Measurements as of December 31, 2025
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$1,007,904,386	$-	$-	$1,007,904,386
Bond purchase commitments (reported within other assets)	3,323,510	-	-	3,323,510
Taxable mortgage revenue bonds (reported within other assets)	43,162,714	-	-	43,162,714
Derivative instruments (reported within other assets)	1,338,175	-	1,338,175	-
Derivative instruments (reported within other liabilities)	(1,843,464)	-	(1,843,464)	-
Total Assets and Liabilities at Fair Value, net	$1,053,885,321	$-	$(505,289)	$1,054,390,610

The following table summarizes the activity related to Level 3 assets and liabilities for the three and nine months ended September 30, 2025:

	For the Three Months ended September 30, 2025
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance July 1, 2025	$1,004,463,460	$1,833,078	$34,742,457	$1,041,038,995
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	5,746	-	(7,566)	(1,820)
Included in other comprehensive income	16,720,754	743,003	617,896	18,081,653
Purchases and advances	14,746,545	-	6,023,250	20,769,795
Settlements and redemptions	(30,538,195)	-	(218,500)	(30,756,695)
Ending Balance September 30, 2025	$1,005,398,310	$2,576,081	$41,157,537	$1,049,131,928
Total amount of gains for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on June 30, 2025	$11,060	$-	$-	$11,060

	For the Nine Months Ended September 30, 2025
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Taxable Mortgage Revenue Bonds	Total
Beginning Balance January 1, 2025	$1,026,483,796	$-	$26,671,085	$1,053,154,881
Total gains (losses) (realized/unrealized)
Included in earnings (interest income and interest expense)	(244,276)	-	(12,616)	(256,892)
Included in earnings (provision for credit losses)	(8,439,900)	-	(267,100)	(8,707,000)
Included in other comprehensive income	7,944,619	2,576,081	1,118,187	11,638,887
Purchases and advances	51,559,352	-	14,223,250	65,782,602
Settlements and redemptions	(71,905,281)	-	(575,269)	(72,480,550)
Ending Balance September 30, 2025	$1,005,398,310	$2,576,081	$41,157,537	$1,049,131,928
Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held on September 30, 2025	$(8,491,064)	$-	$(267,100)	$(8,758,164)

The Partnership considered the Residency at Sky Village Hollywood GIL and taxable GIL to be available-for-sale securities as of September 30, 2026 and December 31, 2025. The Partnership considered the Sandoval Flats property loan to be held-for-sale as of December 31, 2025. These assets are reported at fair value as of each reporting date, which in all cases, approximated the carrying value with no unrealized gains or losses.

Total gains and losses included in earnings for the derivative instruments are reported within “Net result from derivative transactions” in the Partnership's condensed consolidated statements of operations.

As of September 30, 2026 and December 31, 2025, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s GILs, taxable GILs, and construction financing property loans that share a first mortgage lien with the GILs, which is an estimate of their market price. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of the GILs and property loans as well as other quantitative and qualitative characteristics including, but not limited to, the progress of construction and operations of the underlying properties, and the financial capacity of guarantors. The valuation methodology also considers the probability that conditions for the execution of forward commitments to purchase the GILs will be met. Due to the judgments involved, the fair value measurements of the Partnership’s GILs, taxable GILs, and construction financing property loans are categorized as Level 3 assets. The estimated fair value of the GILs and taxable GILs approximated amortized cost as of September 30, 2026. The estimated fair value of the GILs and taxable GILs was $139.4 million and $44.8 million as of December 31, 2025, respectively. The estimated fair value of the construction financing property loans approximated amortized cost as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Partnership utilized a third-party pricing service to determine the fair value of the Partnership’s financial liabilities, which are estimates of market prices. The valuation methodology of the Partnership’s third-party pricing service incorporates commonly used market pricing methods. The valuation methodology considers the underlying characteristics of each financial liability as well as other quantitative and qualitative characteristics including, but not limited to, market interest rates, legal structure, seniority to other obligations, operating results of the underlying assets, and asset quality. The financial liability values are then estimated using a discounted cash flow and yield to maturity or call analysis.

The Partnership evaluates pricing data received from the third-party pricing service, including consideration of current market interest rates, quantitative and qualitative characteristics of the underlying collateral, and other information from either the third-party pricing service or public sources. The fair value estimates of these financial liabilities are based largely on unobservable inputs believed to be used by market participants and require the use of judgment on the part of the third-party pricing service and the Partnership. Due to the judgments involved, the fair value measurements of the Partnership’s financial liabilities are categorized as Level 3 liabilities. The TEBS Financings and the 2024 PFA Securitization Transaction are credit enhanced by Freddie Mac. The TOB trust financings are credit enhanced by either Mizuho or Barclays. The table below summarizes the fair value of the Partnership’s financial liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$799,386,345	$793,084,385	$1,015,095,423	$1,020,451,526
Secured lines of credit	113,920,000	113,920,000	80,850,000	80,850,000
Mortgages payable	83,554,797	84,231,679	231,679	231,679

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

21. Income Taxes

The Partnership recognizes income tax expense for federal, state, and local income taxes incurred by the Greens Hold Co, which owned The 50/50 MF Property until December 2022, and also owns certain property loans and real estate. The following table summarizes income tax expense (benefit) for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Current income tax benefit	$(1,840)	$(1,027)	$(7,142)	$(6,760)
Deferred income tax benefit	(1,039)	(1,023)	(1,196)	(785)
Total income tax benefit	$(2,879)	$(2,050)	$(8,338)	$(7,545)

The Partnership evaluated whether it is more likely than not that its deferred income tax assets will be realizable. There was no valuation allowance recorded as of September 30, 2026 and December 31, 2025.

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

23. Net income per BUC

The Partnership has disclosed basic and diluted net income per BUC in the Partnership's condensed consolidated statements of operations. The unvested RUAs issued under the Equity Incentive Plan are considered participating securities and are potentially dilutive. There were no dilutive BUCs for the nine months ended September 30, 2026 and 2025.

24. Segments

As of September 30, 2026, the Partnership had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments, and (4) MF Properties. The Partnership separately reports its consolidation and elimination information because it does not allocate certain items to the segments. The Partnership’s chief operating decision maker (the “CODM”) is the Chief Executive Officer, who uses net income (loss) to monitor segment performance against budgeted results and to allocate resources. In this regard, the CODM uses net income (loss) to evaluate income generated from each segment’s assets and investments in deciding whether to reinvest income and available capital into such segment or into other investment classes of the Partnership. The CODM has considered recent underperformance in the Market-Rate Joint Venture Investments in conjunction with future market expectations in his decision to reduce the capital allocation to the Market-Rate Joint Venture Investments in the future.

Affordable Multifamily Investments Segment

The Affordable Multifamily Investments segment consists of the Partnership’s portfolio of MRBs, GILs and related taxable MRBs, taxable GILs, and property loans that have been issued to provide construction and/or permanent financing for multifamily residential and commercial properties in their market areas. Such MRBs and GILs are held as investments and the taxable MRBs, taxable GILs, and property loans, net of loan loss allowances, are reported as such on the Partnership's condensed consolidated balance sheets. As of September 30, 2026, the Partnership reported 79 MRBs and one GIL in this segment. As of September 30, 2026, the multifamily residential properties securing the MRBs and GILs contain a total of 10,154 and 523 multifamily rental units, respectively. The Affordable Multifamily Investments segment also includes the Construction Lending JV. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within this segment.

Seniors and Skilled Nursing Investments Segment

The Seniors and Skilled Nursing Investments segment consists of two MRBs that have been issued to provide acquisition, construction and/or permanent financing for seniors housing and skilled nursing properties and a property loan associated with a lease of essential healthcare support buildings. Seniors housing consists of a combination of independent living, assisted living and memory care units. As of September 30, 2026, the two properties securing the MRBs contain a total of 284 beds.

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

The following tables detail certain financial information for the Partnership’s reportable segments for the periods indicated:

	For the Three Months Ended September 30, 2026
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$12,916,715	$1,063,972	$2,948,015	$-	$16,928,702
Other interest income	2,871,406	190,313	-	-	3,061,719
Property revenues	-	-	-	1,951,179	1,951,179
Other income	11,000	-	-	-	11,000
Total revenues	15,799,121	1,254,285	2,948,015	1,951,179	21,952,600
Expenses:

Real estate operating	-	-	-	1,218,367	1,218,367
Provision for credit losses	(176,000)	2,000	-	-	(174,000)
Depreciation and amortization	-	-	-	2,105,091	2,105,091
Interest expense	9,855,329	649,741	804,432	1,502,379	12,811,881
Net result from derivative transactions	(2,909,258)	(847,964)	-	(523,409)	(4,280,631)
General and administrative	3,547,433	-	-	-	3,547,433
Total expenses	10,317,504	(196,223)	804,432	4,302,428	15,228,141
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	-	-	-
Gain on deed in lieu of foreclosures	-				-
Earnings (losses) from investments in unconsolidated entities	(1,806)	-	(3,540,500)	-	(3,542,306)
Income before income taxes	5,479,811	1,450,508	(1,396,917)	(2,351,249)	3,182,153
Income tax benefit	-	-	-	(2,879)	(2,879)
Segment net income (loss)	$5,479,811	$1,450,508	$(1,396,917)	$(2,348,370)	$3,185,032

	For the Nine Months Ended September 30, 2026
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$41,170,920	$3,193,638	$3,714,334	$-	$48,078,892
Other interest income	8,830,488	570,938	-	-	9,401,426
Property revenues	-	-	-	5,479,031	5,479,031
Other income	1,852,208	110,000	-	2,426	1,964,634
Total revenues	51,853,616	3,874,576	3,714,334	5,481,457	64,923,983
Expenses:
Real estate operating	-	-	-	3,388,993	3,388,993
Provision for credit losses	(2,621,459)	(3,000)	-	-	(2,624,459)
Depreciation and amortization	-	-	-	8,123,731	8,123,731
Interest expense	30,973,765	1,891,994	2,477,575	4,023,817	39,367,151
Net result from derivative transactions	(5,102,584)	(1,481,912)	-	(1,342,137)	(7,926,633)
General and administrative	12,239,624	-	-	-	12,239,624
Total expenses	35,489,346	407,082	2,477,575	14,194,404	52,568,407
Other Income:
Gain on deed in lieu of foreclosures	2,241,813	-	-	-	2,241,813
Gain on sale of investments in unconsolidated entities	-	-	16,624	-	16,624
Earnings (losses) from investments in unconsolidated entities	35,902	-	(11,669,570)	-	(11,633,668)
Income (loss) before income taxes	18,641,985	3,467,494	(10,416,187)	(8,712,947)	2,980,345
Income tax benefit	-	-	-	(8,338)	(8,338)
Segment net income (loss)	$18,641,985	$3,467,494	$(10,416,187)	$(8,704,609)	$2,988,683

	For the Three Months Ended September 30, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$16,467,330	$1,054,459	$210,732	$-	$17,732,521
Other interest income	2,915,996	190,313	-	-	3,106,309
Contingent interest income	-	-	-	-	-
Other income	269,890	-	-	-	269,890
Total revenues	19,653,216	1,244,772	210,732	-	21,108,720
Expenses:
Provision for credit losses	536,084	(2,000)	-	-	534,084
Depreciation and amortization	1,335	-	-	-	1,335
Interest expense	11,674,307	662,304	740,225	-	13,076,836
Net result from derivative transactions	(61,071)	(39,076)	-	-	(100,147)
General and administrative	4,816,648	-	-	-	4,816,648
Total expenses	16,967,303	621,228	740,225	-	18,328,756
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	-	-	-
Earnings (losses) from investments in unconsolidated entities	1,304	-	(1,932,357)	-	(1,931,053)
Income before income taxes	2,687,217	623,544	(2,461,850)	-	848,911
Income tax benefit	-	-	-	(2,050)	(2,050)
Segment net income (loss)	$2,687,217	$623,544	$(2,461,850)	$2,050	$850,961

	For the Nine Months Ended September 30, 2025
	Affordable Multifamily Investments	Seniors and Skilled Nursing Investments	Market-Rate Joint Venture Investments	MF Properties	Partnership Total
Revenues:
Investment income	$51,053,489	$3,148,264	$4,644,388	$-	$58,846,141
Other interest income	7,381,800	570,938	-	-	7,952,738
Contingent interest income	208,059				208,059
Other income	1,228,715	-	-	-	1,228,715
Total revenues	59,872,063	3,719,202	4,644,388	-	68,235,653
Expenses:
Provision for credit losses	9,410,818	4,000	-	-	9,414,818
Depreciation	7,523	-	-	-	7,523
Interest expense	36,764,356	2,028,443	1,682,522	-	40,475,321
Net result from derivative transactions	3,551,893	763,313	-	-	4,315,206
General and administrative	14,061,774	-	-	-	14,061,774
Total expenses	63,796,364	2,795,756	1,682,522	-	68,274,642
Other Income:
Gain on sale of investments in unconsolidated entities	-	-	200,736	-	200,736
Earnings (losses) from investments in unconsolidated entities	(28,453)	-	(5,141,935)	-	(5,170,388)
Income before income taxes	(3,952,754)	923,446	(1,979,333)	-	(5,008,641)
Income tax benefit	-	-	-	(7,545)	(7,545)
Segment net income (loss)	$(3,952,754)	$923,446	$(1,979,333)	$7,545	$(5,001,096)

The following table details total assets for the Partnership’s reportable segments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Total assets
Affordable Multifamily Investments	$1,088,285,938	$1,354,654,552
Seniors and Skilled Nursing Investments	73,742,095	72,334,224
Market-Rate Joint Venture Investments	138,365,494	148,919,228
MF Properties	113,711,770	4,332,730
Consolidation/eliminations	(68,823,288)	(77,353,456)
Total assets	$1,345,282,009	$1,502,887,278

25. Subsequent Events

In October 2026, the Safford MRB with outstanding principal of approximately $43.0 million was redeemed in full. Proceeds of approximately $34.4 million were used to repay the related TOB trust financings.

In October 2026, the borrower of the Residency at the Mayer - Series KK MRB extended the maturity date from October 6, 2026 to February 1, 2027. The Partnership received a fee of approximately $56,000 associated with the extension. There were no additional changes to terms associated with the extensions.

In October 2026, the borrower of the Triangle Square predevelopment taxable MRB extended the maturity date from October 3, 2026 to January 3, 2027. There were no additional changes to terms associated with the extensions.

In October 2026, the Partnership deposited the Hillcrest Apartments MRB into a new Mizuho TOB Trust and received debt financing proceeds of approximately $8.0 million.

In October 2026, five MRBs secured by Avistar at the Oaks, Avistar at the Parkway, Avistar on the Boulevard, Concord at Williamcrest, and Crossing at 1415 did not make their October 1, 2026 debt service payments in a timely manner. The Partnership provided funds totaling approximately $229,000 to keep debt service current on the associated TOB Trust and TEBS Residual debt financing facilities.

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

The borrowers of our MRBs and GILs were current on contractual debt service obligations as of September 30, 2026, except for five MRBs associated with a single borrower. The properties securing these MRBs include Avistar at the Oaks, Avistar at the Parkway, Avistar on the Boulevard, Concord at Williamcrest, and Crossing at 1415, all of which are located in Texas, and have experienced payment delays related to property operating performance. The properties did not make their October 1, 2026, debt service payments in a timely manner and GHI made support payments to keep debt service current on the associated debt financing facilities. With the exception of Crossing at 1415, the properties have made their October 1, 2026, debt service payments as of the date of this Report. Management is in ongoing discussions with the borrower regarding the delayed payments and continues to monitor the situation closely.

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

Market dynamics related to our remaining market rate multifamily JV Equity Investments remain challenging. The San Antonio, TX, Austin, TX, and Huntsville, AL markets have experienced record new multifamily unit deliveries in recent years, peaking in 2024. Rental rates and occupancy have declined as these markets absorb new units. This results in downward pressure on leasing velocity and net operating income for these properties. We expect pressure on rental rates and occupancy to lessen at some point in 2027 due to positive unit absorption and limited units from new construction starts in these markets in 2024 and 2025 coming online. The leasing market pressures noted above have made it more difficult for the respective managing members of our stabilized market rate multifamily JV Equity Investments to sell the properties, resulting in longer than expected investment holding periods. In addition, less available and more expensive debt capital have had pronounced effects on property acquisitions by making it harder for potential buyers to obtain attractive financing. Accordingly, we have observed increasing multifamily capitalization rates in recent periods resulting in lower property valuations when compared to the sales prices that were achieved for prior JV Equity Investments sold in 2022 and 2023. Longer holding periods and lower valuations will negatively impact our results of operations. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale and is largely dependent on the sales prices of the related properties. After the current elevated level of new multifamily supply is absorbed, we expect net rents and occupancy to increase, capitalization rates to decline, and property valuations to increase.

Summary Financial Results

As of September 30, 2026, we had four reportable segments: (1) Affordable Multifamily Investments, (2) Seniors and Skilled Nursing Investments, (3) Market-Rate Joint Venture Investments and (4) MF Properties. We separately report our consolidation and elimination information because we do not allocate certain items to the segments. All “General and administrative expenses” on the Partnership's condensed consolidated statements of operations are reported within the Affordable Multifamily Investments segment. See Notes 2 and 24 to the Partnership’s condensed consolidated financial statements for additional details. The following table presents summary information regarding activity of our segments for the three and nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	Percentage of Total	2025	Percentage of Total	2026	Percentage of Total	2025	Percentage of Total
Total revenues
Affordable Multifamily Investments	$15,799	72.0%	$19,653	93.1%	$51,854	79.9%	$59,872	87.7%
Seniors and Skilled Nursing Investments	1,254	5.7%	1,245	5.9%	3,875	6.0%	3,719	5.5%
Market-Rate Joint Venture Investments	2,948	13.4%	211	1.0%	3,714	5.7%	4,644	6.8%
MF Properties	1,951	8.9%	-	0.0%	5,481	8.4%	-	0.0%
Total revenues	$21,952		$21,109		$64,924		$68,235

Net income (loss)
Affordable Multifamily Investments	$5,480	N/A	$2,687	N/A	$18,642	N/A	$(3,953)	N/A
Seniors and Skilled Nursing Investments	1,451	N/A	624	N/A	3,467	N/A	923	N/A
Market-Rate Joint Venture Investments	(1,397)	N/A	(2,462)	N/A	(10,416)	N/A	(1,979)	N/A
MF Properties	(2,348)	N/A	2	N/A	(8,705)	N/A	8	N/A
Net income (loss)	$3,186		$851		$2,988		$(5,001)

During the three and nine months ended September 30, 2026 and 2025, our net income was impacted by unrealized gains and losses on our derivative instrument portfolio, which primarily consists of interest rate swaps. Under the applicable accounting guidance, we report our derivatives at fair value as of each reporting date. The period-over-period change in the fair value of each derivative that is not directly related to net cash settlements are recorded as unrealized (gains) losses within “Net result from derivative transactions” on our condensed consolidated statements of operations and is included as a component of our reported net income. Unrealized (gains) losses can be significant in periods of significant interest rate volatility. The following table summarizes unrealized (gains) losses for the three and nine months ended September 30, 2026 and 2025 by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized (gains) losses from derivatives
Affordable Multifamily Investments	$(2,719)	$663	$(4,809)	$5,717
Seniors and Skilled Nursing Investments	(823)	51	(1,420)	1,023
Market-Rate Joint Venture Investments	-	-	-	-
MF Properties	(459)	-	(1,182)	-
Total unrealized (gains) losses from derivatives	$(4,001)	$714	$(7,411)	$6,740

Differences between the respective periods is primarily due to market interest rate changes between reporting dates. The 3-year SOFR swap rate is a reasonable proxy for our interest rate swap portfolio as a whole as our derivatives are primarily SOFR-denominated interest rate swaps and the weighted average life of our interest rate swap portfolio is typically between three and four years. The 3-year SOFR swap rate increased 1.44% from 3.34% as of December 31, 2025 to 4.78% as of September 30, 2026, resulting in significant unrealized gains on our interest rate swap portfolio for the three and nine months ended September 30, 2026. The 3-year SOFR swap rate decreased 0.70% from 4.05% as of December 31, 2024 to 3.35% as of September 30, 2025, resulting in significant unrealized losses on our interest rate swap portfolio for the three and nine months ended September 30, 2025.

Though unrealized gains or losses may impact our reported net income period-to-period, the net cash settlements on our interest rate swaps are less variable. Our interest rate swaps are designed such that changes in the monthly net cash settlements will offset the changes in monthly interest costs on our variable-rate debt financings. We do not enter into interest rate swaps to hedge the market value of our MRB investments. In situations where we have matched funded positions (fixed rate financing on fixed rate MRBs or variable rate financing on variable rate MRBs), we typically do not enter into interest rate hedges. Our interest rate swaps are subject to monthly net cash settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. If short-term interest rates decline, the interest cost of our variable-rate debt financings will typically decline. Meanwhile, the variable rate payment by the counterparty on our interest rate swap will decline such that our benefit from the monthly net settlement payment will decline. The change in interest cost on our variable-rate debt financing generally offsets the reduced monthly net cash settlement payments associated with the related interest rate swap, such that our net cash flow for the period is not materially impacted by changes in short term interest rate changes. For this reason, we adjust net income for unrealized losses on our derivative instruments when calculating CAD, a non-GAAP performance measure discussed later in this Item 2, which we consider to be a useful measure of our operating performance.

Recent Investment Activities

The following table presents information regarding the investment activity of the Partnership for the three and nine months ended September 30, 2026 and 2025:

Investment Activity	#	Amount (in 000`s)	Retired Debt (in 000`s)	Tier 2 income (loss) allocable to the General Partner (in 000`s) (1)	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended September 30, 2026
Mortgage revenue bond acquisition	1	$10,000	N/A	N/A	4
Governmental issuer loan acquisitions and advance	3	14,000	N/A	N/A	5
Property loan acquisition and advance	2	7,081	N/A	N/A	6
Property loan paydown	1	14,000	$9,800	N/A	6
Investments in unconsolidated entities	4	5,212	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	21,099	N/A	N/A	7
Taxable mortgage revenue bond acquisition and advances	4	8,815	N/A	N/A	9
Governmental issuer loan sales to Construction Lending JV	3	19,500	N/A	N/A	5
Property loan sale to Construction Lending JV	1	6,700	N/A	N/A	6

For the Three Months Ended June 30, 2026
Governmental issuer loan acquisition and advance	2	$7,500	N/A	N/A	5
Governmental issuer loan redemptions	3	109,758	87,800	N/A	5
Property loan advance	1	2,700	N/A	N/A	6
Investments in unconsolidated entities	6	4,546	N/A	N/A	7
Taxable mortgage revenue bond acquisition and advance	2	32,300	N/A	N/A	9
Taxable governmental issuer loan redemptions	3	43,879	35,095	N/A	9

For the Three Months Ended March 31, 2026
Mortgage revenue bonds redeemed via deed in lieu of foreclosure	4	$117,130	$93,704	N/A	4
Taxable mortgage revenue bonds redeemed via deed in lieu of foreclosure	3	2,785	2,220	N/A	9
MF Properties acquired via deed in lieu of foreclosure	4	114,050	N/A	N/A	8
Investments in unconsolidated entities, net	7	12,620	N/A	N/A	7
Taxable mortgage revenue bond advances	3	8,300	N/A	N/A	9

For the Three Months Ended September 30, 2025
Mortgage revenue bond acquisition and advance	2	$14,600	N/A	N/A	4
Mortgage revenue bond redemptions and paydown	3	29,015	$24,760	N/A	4
Property loan advance	1	596	N/A	N/A	6
Investments in unconsolidated entities	2	383	N/A	N/A	7
Taxable mortgage revenue bond acquisition	1	6,000	N/A	N/A	9
Taxable governmental issuer loan advance	1	6,280	N/A	N/A	9

For the Three Months Ended June 30, 2025
Mortgage revenue bond acquisitions and advances	4	$23,185	N/A	N/A	4
Mortgage revenue bond redemptions	2	27,846	$27,846	$208	4
Governmental issuer loan advance	1	1,570	N/A	N/A	5
Governmental issuer loan redemption	1	34,620	31,155	N/A	5
Property loan acquisition and advance	2	6,624	N/A	N/A	6
Property loan paydown	1	588	455	N/A	6
Investments in unconsolidated entities, net	7	3,053	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	12,591	N/A	149	7
Taxable mortgage revenue bond acquisition	1	800	N/A	N/A	9
Taxable governmental issuer loan advances	2	15,441	N/A	N/A	9
Governmental issuer loan sale to Construction Lending JV	1	6,500	N/A	N/A	5
Taxable governmental issuer loan sale to Construction Lending JV	1	1,000	N/A	N/A	9

For the Three Months Ended March 31, 2025
Mortgage revenue bond advances	3	$14,101	N/A	N/A	4
Mortgage revenue bond redemption	1	10,352	N/A	N/A	4
Governmental issuer loan advances	3	17,409	N/A	N/A	5
Governmental issuer loan redemptions	3	82,203	$67,210	N/A	5
Property loan paydowns	2	7,798	6,185	N/A	6
Investments in unconsolidated entities, net	4	5,621	N/A	N/A	7
Return of investment in unconsolidated entity upon sale	1	11,400	N/A	N/A	7
Real estate asset sale proceeds	1	1,354	1,354	N/A	8
Taxable mortgage revenue bond advances	3	7,400	N/A	N/A	9
Taxable governmental issuer loan advances	3	21,700	N/A	N/A	9
Taxable governmental issuer loan paydowns	3	12,700	10,160	N/A	9
(1)
See “Cash Available for Distribution” in Item 2 below.

Recent Financing Activity

The following table presents information regarding the debt financing, derivatives, Preferred Units and partners’ capital activities of the Partnership for the three and nine months ended September 30, 2026 and 2025, exclusive of retired debt amounts listed in the investment activity table above:

Financing, Derivative and Capital Activity	#	Amount (in 000`s)	Secured	Notes to the Partnership`s condensed consolidated financial statements
For the Three Months Ended September 30, 2026
Net Borrowing on Acquisition LOC	8	$18,120	Yes	12
Proceeds from TOB trust financings	2	4,355	Yes	13
Repayment of TOB trust financings	2	16,120	Yes	13

For the Three Months Ended June 30, 2026
Net Borrowing on Acquisition LOC	4	$5,850	Yes	12
Proceeds from TOB trust financing	1	23,200	Yes	13
Interest rate swaps executed	1	-	N/A	15

For the Three Months Ended March 31, 2026
Net Borrowing on Acquisition LOC	7	$9,100	Yes	12
Proceeds from TOB trust financings	3	5,870	Yes	13
Proceeds from mortgage payable	1	84,000	Yes	14
Interest rate swaps executed	2	-	N/A	15

For the Three Months Ended September 30, 2025
Paydown on Acquisition LOC	1	$50	Yes	12
Net paydown on General LOC	2	2,500	Yes	12
Proceeds from TOB trust financings	3	16,990	Yes	13
Interest rate swap executed	1	-	N/A	15

For the Three Months Ended June 30, 2025
Net paydown on Acquisition LOC	1	$7,500	Yes	12
Net paydown on General LOC	2	$7,000	Yes	12
Proceeds from TOB trust financings	7	34,495	Yes	13

For the Three Months Ended March 31, 2025
Net paydown on Acquisition LOC	1	$10,352	Yes	12
Proceeds from TOB trust financings	8	48,435	Yes	13
Issuance of Series B Preferred Units	1	20,000	Yes	17

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

Asset Type	For the Period from January 1, 2022, through September 30, 2026
MRBs and taxable MRBs	$233,375,500
GILs, taxable GILs and property loans	450,099,510
Total	$683,475,010

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

The following table summarizes, by investment asset class, the number of residential rental units associated with the affordable multifamily properties financed by the Partnership that have some form of tenant income or rent restrictions as evidenced by a regulatory agreement recorded on the local government land records as of September 30, 2026:

	Number of Units at <=50% AMI	Number of Units at <=60% AMI	Number of Units at <=80% AMI	Total Number of Units	Affordable Units as % of Total Units	Number of Properties	Number of States	Reported Asset Value	Percentage of Total Partnership Assets
MRBs and taxable MRBs	1,506	5,738	8,211	9,579	86%	63	10	$825,318,665	61%
GILs and taxable GILs	277	277	523	523	100%	1	1	32,000,000	2%
Total	1,783	6,015	8,734	10,102	86%	64		$857,318,665	63%

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

The Board of Managers of Greystone Manager brings a diverse set of skills and experiences across industries in the public, private and not-for-profit sectors. The composition of the Board of Managers is in compliance with the NYSE listing rules and SEC rules applicable to the Partnership. In this regard, all the members of the Audit Committee are independent under the applicable SEC and NYSE independence requirements, all of whom qualify as “audit committee financial experts.” Of the seven Managers of Greystone Manager, one Manager is female.

The Board of Managers is highly engaged in the governance and operations of the Partnership. The Board of Managers currently consists of three independent Managers and four non-independent Managers. Our non-independent Managers are employees of Greystone that regularly monitor developments in our operating environment and capital markets and discuss such developments with management on a regular basis. One of our Managers is a member of our investment committee that pre-approves all new investments. We regularly monitor and assess risks to achieving our business objectives and such risk assessments are discussed with both the Audit Committee and the full Board of Managers at regularly held meetings and in regular informal discussions. The Audit Committee had 100% attendance at meetings during 2025 and to date in 2026. The Board of Managers had 96% and 100% attendance during 2025 and to date in 2026, respectively.

Results of Operations

The tables and following discussions of our changes in results of operations for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with the Partnership’s condensed consolidated financial statements and notes thereto included in Item 1 of this Report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following table compares Partnership revenue and other income for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues and Other Income:
Investment income	$16,929	$17,733	$(804)	-4.5%	$48,079	$58,846	$(10,767)	-18.3%
Other interest income	3,062	3,106	(44)	-1.4%	9,401	7,953	1,448	18.2%
Property revenues	1,951	-	1,951	N/A	5,479	-	5,479	N/A
Contingent interest income	-	-	-	N/A	-	208	(208)	-100.0%
Other income	11	270	(259)	-95.9%	1,965	1,229	736	59.9%
Gain on deed in lieu of foreclosures	-	-	-	N/A	2,242	-	2,242	N/A
Gain on sale of investments in unconsolidated entities	-	-	-	N/A	17	201	(184)	-91.5%
Earnings (losses) from investments in unconsolidated entities	(3,542)	(1,931)	(1,611)	83.4%	(11,634)	(5,170)	(6,464)	125.0%
Total Revenues and Other Income	$18,411	$19,178	$(767)	-4.0%	$55,549	$63,267	$(7,718)	-12.2%

Total Revenues and Other Income comparison for the three months ended September 30, 2026 and 2025

Investment income. The decrease in investment income for the three months ended September 30, 2026 as compared to the same period in 2025 was due to the following factors:

•
A decrease of approximately $2.2 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $138,000 in interest income from recent MRB acquisition, advances and accretion on an MRB;
•
A decrease of approximately $2.1 million in interest income from recent GIL paydowns; offset by an increase of approximately $601,000 in interest income from recent GIL investments;
•
An increase of approximately $2.7 million of investment income related to investments in unconsolidated entities consisting of:
o
An increase of approximately $2.5 million of investment income related to preferred return recognized upon the sale of Vantage at Loveland in August 2026; and
o
An increase of approximately $281,000 in investment income related to preferred returns on equity contributions during 2025 and 2026.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The decrease in other interest income for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily due to a decrease of approximately $815,000 due to taxable MRB and taxable GIL investment redemptions and principal repayments, offset by an increase of approximately $682,000 from recent property loan, taxable MRB and taxable GIL investment advances.

Property revenues. Total property revenues for the three months ended September 30, 2026 were related to the Partnership's acquisition of the four MF Properties via deed in lieu of foreclosure in the first quarter of 2026. There was no property revenues for the three months ended September 30, 2025.

Other income. Other income for the three months ended September 30, 2026 and 2025 was related to the receipt of non-refundable fees for the extension of various MRB, GIL, and property loan maturity dates.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the three months ended September 30, 2026 as compared to the same period in 2025 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties began primary operations in mid to late 2025. Depreciation and amortization expenses accounted for approximately $1.9 million of our proportionate share of losses for the three months ended September 30, 2026, with the remaining losses related to non-capitalized interest expense and general operating expenses.

Total Revenues and Other Income comparison for the nine months ended September 30, 2026 and 2025

Investment income. The decrease in investment income for the nine months ended September 30, 2026 as compared to the same period in 2025 was due to the following factors:

•
A decrease of approximately $7.9 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $1.9 million in interest income from recent MRB advances and accretion on an MRB;
•
A decrease of approximately $5.4 million in interest income due to recent GIL redemptions, offset by an increase of approximately $1.6 million in interest income from recent GIL investments;

•
A decrease of approximately $930,000 of investment income related to unconsolidated entities consisting of:
o
An increase of approximately $2.5 million of investment income due to a preferred return distribution from Vantage at Loveland upon sale in August 2026, offset by a decrease of approximately $2.2 million of investment income due to a preferred return distribution from Vantage at Loveland upon refinance in March 2025;
o
A decrease of approximately $1.8 million of investment income related to preferred return recognized upon the sale of Vantage at Helotes in May 2025; and
o
An increase of approximately $658,000 in investment income related to preferred returns on equity contributions during 2025 and 2026.

Other interest income. Other interest income is comprised primarily of interest income on our property loan, taxable MRB, and taxable GIL investments. The increase in other interest income for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily due to an increase of approximately $2.4 million from recent property loan, taxable MRB and taxable GIL investment advances, offset by a decrease of approximately $954,000 due to recent property loan, taxable MRB and taxable GIL investment redemptions and principal repayments.

Property revenues. Total property revenues for the nine months ended September 30, 2026 were related to the Partnership's acquisition of the four MF Properties via deed in lieu of foreclosure in the first quarter of 2026. There was no property revenues for the nine months ended September 30, 2025.

Contingent interest income. There was no contingent interest income for the nine months ended September 30, 2026. Contingent interest income for the nine months ended September 30, 2025 related to a premium received upon redemption of the Companion at Thornhill Apartments MRB in June 2025.

Other income. Other income for the nine months ended September 30, 2026 and 2025 related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates.

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

Gain on sale of investments in unconsolidated entities. The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2026 is related to final settlement of the Vantage at Helotes sale that occurred in May 2025. The gain on sale for the nine months ended September 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor and Vantage at Coventry sales that occurred in July 2022 and January 2023, respectively.

Earnings (losses) on investments in unconsolidated entities. The Partnership reports its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the nine months ended September 30, 2026 as compared to the same period in 2025 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties began primary operations in mid to late 2025. Depreciation and amortization expenses accounted for approximately $5.8 million of our proportionate share of losses for the nine months ended September 30, 2026, with the remaining losses related to non-capitalized interest expense and general operating expenses.

The following table compares Partnership expenses for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Expenses:
Real estate operating	$1,218	$-	$1,218	N/A	$3,389	$-	$3,389	N/A
Provision for credit losses	(174)	534	(708)	N/A	(2,624)	9,415	(12,039)	N/A
Depreciation and amortization	2,105	1	2,104	210400%	8,124	8	8,116	101450.0%
Interest expense	12,812	13,077	(265)	-2.0%	39,367	40,475	(1,108)	-2.7%
Net result from derivative transactions	(4,281)	(100)	(4,181)	4181.0%	(7,927)	4,315	(12,242)	N/A
General and administrative	3,547	4,817	(1,270)	-26.4%	12,240	14,062	(1,822)	-13.0%
Total Expenses	$15,227	$18,329	$(3,102)	-16.9%	$52,569	$68,275	$(15,706)	-23.0%

Total Expenses comparison for the three months ended September 30, 2026 and 2025

Real estate operating. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses for the three months ended September 30, 2026 related to the Partnership's acquisition of the four MF Properties via deed in lieu of foreclosure in the first quarter of 2026. There were no real estate operating expenses for the three months ended September 30, 2025.

Provision for credit losses. The provision for credit losses for the three months ended September 30, 2026 related to declining expected credit losses for our portfolio of property loan investments and was primarily due to property loan redemptions during 2026.

The provision for credit losses for the three months ended September 30, 2025 includes an asset-specific allowance of approximately $596,000 related to the Opportunity South Carolina property loan. This asset-specific provision was partially offset by a decrease in our general allowance for credit losses from a decrease in the weighted average life of the remaining investment portfolio.

Depreciation and amortization. Depreciation expense for the three months ended September 30, 2026 related primarily to the four SC MF Properties and totaled approximately $1.2 million. Amortization of in-place lease intangible assets for the SC MF Properties was approximately $916,000 for the three months ended September 30, 2026. Depreciation expense for the three months ended September 30, 2025 related to furniture and equipment owned by the Partnership.

Interest expense. The decrease in interest expense for the three months ended September 30, 2026 as compared to the same period in 2025 was due primarily to the following factors:

•
A decrease of approximately $885,000 due to lower average principal outstanding of approximately $73.9 million;
•
A increase of approximately $617,000 due to higher average interest rates on debt financing, net of cash receipts received on interest rate derivatives;
•
An increase of approximately $91,000 in amortization of deferred financing costs; and
•
A decrease of approximately $89,000 due to higher capitalized interest expense on our investments in unconsolidated entities.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(280)	$(814)
Unrealized (gains) losses on derivatives, net	(4,001)	714
Net result from derivative transactions	$(4,281)	$(100)

Realized gains on derivatives, net, decreased during the three months ended September 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $4.0 million for the three months ended September 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $714,000 for the three months ended September 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased unrealized gains of approximately $4.7 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative. The decrease in general and administrative expenses for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily due to a decrease of approximately $1.1 million in employee compensation and benefits.

Total Expenses comparison for the Nine Months Ended September 30, 2026 and 2025

Real estate operating. Real estate operating expenses are related to MF Properties and are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses for the nine months ended September 30, 2026 related to the Partnership's acquisition of the four MF Properties via deed in lieu of foreclosure in the first quarter of 2026. There were no real estate operating expenses for the nine months ended September 30, 2025.

Provision for credit losses. The provision for credit losses for the nine months ended September 30, 2026 includes an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan offset by a recovery of approximately $2.0 million of our previously recognized allowance for credit loss related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB. We also recorded a decrease in our general allowance for credit losses primarily due to GIL and taxable GIL redemptions during 2026.

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

Depreciation expense. Depreciation expense for the nine months ended September 30, 2026 related primarily to the four SC MF Properties and totaled approximately $3.1 million. Amortization of in-place lease intangible assets for the SC MF Properties was approximately $5.0 million for the nine months ended September 30, 2026. Depreciation expense for the nine months ended September 30, 2025 related to furniture and equipment owned by the Partnership.

Interest expense. The decrease in interest expense for the nine months ended September 30, 2026 as compared to the same period in 2025 was due to the following factors:

•
A decrease of approximately $2.4 million due to lower average principal outstanding of approximately $64.2 million; and
•
A increase of approximately $346,000 due to higher average interest rates on debt financing, net of cash receipts received on interest rate derivatives;
•
An increase of approximately $243,000 in amortization of deferred financing costs; and
•
An increase of approximately $666,000 due to lower capitalized interest expense on our investments in unconsolidated entities.

Net result from derivative transactions. The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(516)	$(2,425)
Unrealized (gains) losses on derivatives, net	(7,411)	6,740
Net result from derivative transactions	$(7,927)	$4,315

Realized gains on derivatives, net, decreased during the nine months ended September 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $7.4 million for the nine months ended September 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $6.7 million for the nine months ended September 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased unrealized gains of approximately $14.2 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

General and administrative expenses. The decrease in general and administrative expenses for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily due to a decrease of approximately $1.7 million in employee compensation and benefits.

Income Tax Expense for the three and nine months ended September 30, 2026 and 2025

A wholly owned subsidiary of the Partnership, the Greens Hold Co, is a corporation subject to federal and state income tax. The Greens Hold Co owns certain property loans and real estate assets. There was minimal taxable income for the Greens Hold Co for the three and nine months ended September 30, 2026 and 2025.

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

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income, as determined in accordance with GAAP, to CAD) for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$3,185,032	$850,961	$2,988,683	$(5,001,096)
Unrealized (gains) losses on derivatives, net	(4,000,622)	714,077	(7,410,576)	6,740,050
Depreciation and amortization	2,105,091	1,335	8,123,731	7,523
Provision for credit losses (1)	(174,000)	534,084	(2,624,459)	9,414,818
Reversal of gain on deed in lieu of foreclosures (2)	-	-	(2,241,813)	-
Amortization of deferred financing costs	437,235	345,384	1,357,180	1,114,080
Restricted unit compensation expense	(166,887)	747,560	625,028	1,486,882
Deferred income taxes	(1,039)	(1,023)	(1,196)	(785)
Redeemable Preferred Unit distributions and accretion	(1,101,684)	(1,029,641)	(3,305,053)	(2,819,969)
Tier 2 income allocable to the General Partner (3)	-	-	(4,156)	(92,852)
Recovery of prior credit loss (4)	(11,684)	(11,060)	(34,327)	51,164
Bond premium, discount and acquisition fee amortization, net of cash received	31,772	55,880	186,784	318,728
(Earnings) losses from investments in unconsolidated entities	3,540,500	1,932,357	11,669,570	5,141,935
Total CAD	$3,843,714	$4,139,914	$9,329,396	$16,360,478

Weighted average number of BUCs outstanding, basic	23,266,619	23,171,226	23,266,619	23,171,226
Net income (loss) per BUC, basic	$0.09	$(0.01)	$(0.02)	$(0.35)
Total CAD per BUC, basic	$0.17	$0.18	$0.40	$0.71
Cash Distributions declared, per BUC	$0.14	$0.30	$0.42	$0.97

(1)
The adjustments reflect the change in allowances for credit losses under the CECL standard which requires the Partnership to update estimates of expected credit losses for its investment portfolio at each reporting date. Credit losses are not reported within CAD until such losses are realized. The provision for credit loss for the nine months ended September 30, 2026 includes an asset-specific provision for credit loss of approximately $93,000 offset by a recovery of approximately $2.0 million of our previously recognized allowance for credit losses related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB

The provision for credit loss includes asset-specific provisions for credit losses for affordable multifamily investments totaling approximately $596,000 and $9.9 million for the three and nine months ended September 30, 2025, respectively

(2)
The gain on deed in lieu of foreclosures for the nine months ended September 30, 2026 was equal to the excess amount of the appraised value of the real estate assets acquired over our amortized cost basis of the Windsor Shores MRB and taxable MRB and The Ivy Apartments (a/k/a Century Plaza Apartments) MRB. We have excluded this gain in the calculation of CAD as it is non-cash and relates to fair value estimates of real estate assets.
(3)
As described in Note 22 to the Partnership’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the limited partners and BUC holders, as a class, and 25% to the General Partner. This adjustment represents 25% of Tier 2 income due to the General Partner. There was no Tier 2 income for the three months ended September 30, 2026 and 2025. Tier 2 income for the nine months ended September 30, 2026 related to final settlements of the Vantage at Helotes sale that occurred in May 2025. Tier 2 income for the nine months ended September 30, 2025 related to the gain on sale of Vantage at Helotes and the premium received upon redemption of the Companion at Thornhill Apartments MRB.
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

In connection with the preparation of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2025, the Partnership identified certain immaterial errors in previously issued financial statements for the three month periods ended March 31, June 30, and September 30, 2025. The Partnership assessed the aggregate effects and materiality of these errors and concluded the errors were not material to the previously issued quarterly consolidated financial statements. The Partnership has voluntarily revised its quarterly condensed consolidated financial statements and the related reconciliations of net income (loss) to CAD for the three and nine months ended September 30, 2025 included above. The following is a summary of the impacts on line items within the reconciliation of net income (loss) to CAD for the three and nine months ended September 30, 2025:

•
A decrease in net income (loss) of approximately $1.1 million and $3.2 million for the three and nine months ended September 30, 2025, respectively; and
•
An increase in the adjustment for (earnings) losses from investment in unconsolidated entities of approximately $612,000 and $2.1 million for the three and nine months ended September 30, 2025, respectively.

The net impact of the above line items on the previously reported quarterly CAD amounts was a decrease in CAD of approximately $505,000 and $1.1 million for the three and nine months ended September 30, 2025, respectively.

Portfolio Information

The following tables summarize occupancy and other information regarding the properties underlying our various investments. The narrative discussion that follows provides a brief operating analysis of each investment as of and for the nine months ended September 30, 2026 and 2025.

Non-Consolidated Properties – Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of the VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. These properties have met the stabilization criteria (see footnote 3 below the table) as of September 30, 2026. Debt service on our MRBs for the non-consolidated stabilized properties was current as of September 30, 2026, except for five MRBs associated with a single borrower as noted in the “Executive Summary” section in this Item 2. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,		Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2026		2026	2025	2026	2025
MRB Multifamily Properties-Stabilized (3)
CCBA Senior Garden Apartments	CA	45		98%	98%	93%	92%
Courtyard	CA	108		98%	100%	93%	92%
Glenview Apartments (4)	CA	88		97%	95%	87%	88%
Harden Ranch	CA	100		99%	100%	98%	95%
Harmony Court Bakersfield	CA	96		100%	98%	96%	94%
Harmony Terrace	CA	136		100%	98%	129%	123%
Las Palmas II	CA	81		100%	100%	91%	92%
Montclair Apartments (4)	CA	80		94%	100%	95%	94%
Montecito at Williams Ranch Apartments	CA	132		98%	93%	77%	97%
Montevista	CA	82		88%	96%	92%	96%
Ocotillo Springs	CA	75		96%	97%	97%	99%
San Vicente	CA	50		100%	100%	88%	95%
Santa Fe Apartments	CA	89		87%	89%	78%	87%
Seasons at Simi Valley	CA	69		100%	99%	108%	113%
Seasons Lakewood	CA	85		99%	100%	102%	100%
Seasons San Juan Capistrano	CA	112		100%	100%	98%	97%
Solano Vista	CA	96		100%	96%	89%	87%
Summerhill	CA	128		98%	98%	95%	92%
Sycamore Walk	CA	112		99%	99%	97%	88%
The Village at Madera	CA	75		100%	99%	100%	101%
Tyler Park Townhomes	CA	88		97%	97%	99%	99%
Vineyard Gardens	CA	62		100%	100%	103%	105%
Wellspring Apartments	CA	88		92%	92%	94%	103%
Westside Village Market	CA	81		99%	100%	98%	96%
Handsel Morgan Village Apartments	GA	45		100%	100%	53%	99%
MaryAlice Circle Apartments	GA	98		97%	81%	97%	68%
Renaissance	LA	208		83%	87%	75%	80%
Live 929 Apartments	MD	575		92%	92%	88%	92%
Woodington Gardens Apartments	MD	197		94%	93%	93%	91%
Jackson Manor Apartments	MS	60		98%	100%	98%	94%
Silver Moon (6)	NM	151		n/a	n/a	n/a	n/a
Village at Avalon	NM	240		97%	96%	90%	91%
Columbia Gardens	SC	188		84%	80%	81%	81%
Village at River's Edge	SC	124		98%	94%	97%	85%
Willow Run	SC	200		85%	83%	84%	76%
Avistar at Copperfield	TX	192		89%	90%	83%	85%
Avistar at the Crest	TX	200		71%	83%	64%	81%
Avistar at the Oaks	TX	156		69%	79%	60%	69%
Avistar at the Parkway	TX	236		64%	69%	51%	66%
Avistar at Wilcrest	TX	88		59%	78%	55%	73%
Avistar at Wood Hollow	TX	409		89%	88%	77%	69%
Avistar in 09	TX	133		77%	84%	72%	81%
Avistar on the Boulevard	TX	344		70%	68%	49%	69%
Avistar on the Hills	TX	129		72%	77%	60%	67%
Bruton Apartments	TX	264		88%	76%	42%	45%
Concord at Gulfgate	TX	288		85%	87%	76%	80%
Concord at Little York	TX	276		57%	80%	54%	68%
Concord at Williamcrest	TX	288		67%	81%	64%	77%
Crossing at 1415	TX	112		63%	76%	48%	72%
Decatur Angle	TX	302		82%	90%	60%	67%
Esperanza at Palo Alto	TX	322		86%	90%	58%	67%
Heights at 515	TX	96		71%	79%	69%	77%
Heritage Square	TX	204		81%	74%	70%	71%
Hillcrest Apartments (5)	TX	282		93%	n/a	n/a	n/a
Oaks at Georgetown	TX	192		95%	95%	61%	60%
15 West Apartments	WA	120		91%	97%	89%	94%
Aventine Apartments	WA	68		94%	97%	96%	88%

MRB Seniors Housing and Skilled Nursing Properties-Stabilized (3)
Village Point (7)	NJ	120	(7)	82%	86%	n/a	n/a

		9,065		86.0%	87.9%	78.0%	81.3%
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
(4)
The physical and economic occupancy amounts are based on the latest available financial information, which is as of June 30, 2026.
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

Comparison of the nine months ended September 30, 2026 and 2025

Occupancy metrics as of September 30, 2026 decreased from the same period in 2025 due primarily to occupancy declines at various properties located in Texas - primarily in San Antonio and Houston. These markets have experienced large increases in the supply of available multifamily units in recent periods. Overall higher vacancy levels in these markets are putting pressure on leasing at the properties related to our MRBs. We observed new construction starts in these markets declined sharply starting in late 2023 in San Antonio and mid-2024 in Houston and we expect that occupancy will recover once available units are absorbed and new supply deliveries decline in the near term. Despite these declines in occupancy, all Texas borrowers are still current on MRB debt service as of September 30, 2026, except for five MRBs associated with a single borrower as noted in the “Executive Summary” section in this Item 2. If there are continuing declines in operating results of the properties such that the borrowers are unable to make contractual principal and interest payments on our MRBs, we may receive forbearance requests or experience MRB defaults. We may choose to provide support to the borrowers through supplemental property loans to prevent such MRB defaults, which will be considered on a case-by-case basis. We will continue to monitor results and discuss property operations with the individual borrowers.

Excluding Texas properties, occupancy metrics have been steady year over year with physical occupancy of 94% as of September 30, 2026 and 2025, and economic occupancy of 92% as of September 30, 2026 and 2025.

Restricted rents at affordable multifamily properties are tied to changes in AMI, which has generally been increasing in the United States as overall wages increased significantly in 2021 through 2024. AMI is updated on a one-year lag, so restricted rental rates will increase on a similar lag and is realized upon annual lease renewals. On an overall basis, we noted same-property maximum rental income amounts increased 1.7% during the nine months ended September 30, 2026 as compared to the same period in 2025. However, we observed a decrease in same-property net rental revenue of 2.4% during the nine months ended September 30, 2026 as compared to the same period in 2025 due to lower physical occupancy at properties in Texas.

Non-Consolidated Properties - Not Stabilized

The owners of the following residential properties do not meet the definition of a VIE and/or we have evaluated and determined we are not the primary beneficiary of each VIE. As a result, we do not report the assets, liabilities and results of operations of these properties on a consolidated basis. As of September 30, 2026, these residential properties have not met the stabilization criteria (see footnote 3 below the table). As of September 30, 2026 debt service on the Partnership’s MRBs and GILs for the non-consolidated, non-stabilized properties was current. The amounts presented below were obtained from records provided by the property owners and their related property management service providers.

		Number of Units as of September 30,		Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2026		2026	2025	2026	2025
MRB Multifamily Properties-Non Stabilized (3)
Residency at the Mayer (4)	CA	79		87%	68%	n/a	n/a
Agape Helotes	TX	288		80%	87%	68%	84%
The Safford	AZ	200		99%	100%	98%	54%
40rty on Colony - Series P (4)	CA	40		98%	n/a	n/a	n/a
Residency at Empire (4)	CA	148		4%	n/a	n/a	n/a
Residency at the Entrepreneur (4)	CA	200		18%	n/a	n/a	n/a
SoLa Affordable Portfolio (4), (6)	CA	154		42%	n/a	n/a	n/a
Village at Hanford Square (4), (5)	CA	100		40%	n/a	n/a	n/a
		1,209

MRB Seniors Housing and Skilled Nursing Properties-Non Stabilized (3)
Meadow Valley (4), (7)	MI	164	(7)	87%	n/a	n/a	n/a

GIL Multifamily Properties-Non Stabilized (3)
Residency at Sky Village Hollywood (4)	CA	523		n/a	n/a	n/a	n/a

Grand total		1,896
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
(5)
The physical occupancy is based on the latest available occupancy information, which is as of August 31, 2026.
(6)
The portfolio consists of two multifamily rental housing facilities containing a total of 154 units known as 4252 Whittier and 11001 S Vermont.
(7)
Meadow Valley is a seniors housing property with 164 beds in 154 units.

As of September 30, 2026, Agape Helotes is continuing its conversion from market-rate units to rent-restricted units after purchase of the property by a non-profit entity in May 2025. Construction or rehabilitation of the properties in the remainder of the MRB multifamily properties non-stabilized group is complete.

As of September 30, 2026, Meadow Valley has completed construction and is in lease-up.

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

					Physical Occupancy (1) as of September 30,
Property Name	State	Construction Completion Date	Planned Number of Units		2026	2025	Revenue for the three months ended September 30, 2026 (2)	Sale Date	Per-unit Sale Price
Most Recent Property Sales
Vantage at Stone Creek	NE	April 2020	n/a		n/a	n/a	n/a	January 2023	196,000
Vantage at Coventry	NE	February 2021	n/a		n/a	n/a	n/a	January 2023	180,000
Vantage at Conroe	TX	January 2021	n/a		n/a	n/a	n/a	June 2023	174,000
Vantage at Tomball	TX	April 2022	n/a		n/a	n/a	n/a	January 2025	148,000
Vantage at Helotes	TX	November 2022	n/a		n/a	n/a	n/a	May 2025	170,000
Vantage at Loveland	CO	October 2024	n/a		n/a	n/a	n/a	August 2026	251,000

Operating Properties
Vantage at Fair Oaks	TX	May 2023	288		70%	93%	$945,181	n/a	n/a
Vantage at Hutto	TX	December 2023	288		76%	87%	1,087,125	n/a	n/a
Vantage at McKinney Falls	TX	July 2024	288		79%	82%	1,076,176	n/a	n/a
Freestone Cresta Bella	TX	November 2024	296		75%	69%	1,025,334	n/a	n/a
Valage Senior Living Carson Valley	NV	April 2025	102	(3)	83%	58%	1,975,062	n/a	n/a
Freestone Greenville	TX	September 2025	300		63%	13%	961,094	n/a	n/a
The Jessam at Hays Farm	AL	December 2025	318		25%	6%	419,040	n/a	n/a
Freestone Ladera	TX	December 2025	288		40%	1%	449,970	n/a	n/a

Properties Under Construction
Valage Senior Living Mt. Rose	NV	n/a	122		n/a	n/a	n/a	n/a	n/a

Properties in Planning
Vantage at San Marcos (4)	TX	n/a	288		n/a	n/a	n/a	n/a	n/a
Freestone Greeley	CO	n/a	296		n/a	n/a	n/a	n/a	n/a

			2,874
(1)
Physical occupancy is defined as the total number of units occupied divided by total units at the date of measurement.
(2)
Revenue is attributable to the property underlying the Partnership’s equity investment and is not included in the Partnership's income.
(3)
Valage Senior Living Carson Valley is a seniors housing property with 102 beds in 88 units.
(4)
The property is reported as a consolidated VIE as of September 30, 2026 (see Note 3 to the Partnership’s condensed consolidated financial statements).

Eight properties have completed construction and are leasing. The Valage Senior Living Carson Valley property was publicly listed for sale at the direction of the property-owning entity’s managing member. The Valage Senior Living Mt. Rose JV Equity Investment has begun construction. Two investments are still in the planning phase and have not commenced construction. We regularly discuss operations and lease-up progress with the respectively managing members and property management service providers. Once occupancy is stabilized above 90%, the managing member will likely evaluate options for the sale of the property.

MF Properties

As of September 30, 2026, we owned four MF Properties that we report on a consolidated basis. The amounts presented below were obtained from records provided by our property management service provider.

		Number of Units as of September 30,	Physical Occupancy (1) as of September 30,		Economic Occupancy (2) for the nine months ended September 30,
Property Name	State	2026	2026	2025	2026	2025
MF Properties
Century Plaza Apartments (3)	SC	212	75%	n/a	72%	n/a
The Park at Sondrio Apartments (3)	SC	271	59%	n/a	55%	n/a
The Park at Vietti Apartments (3)	SC	204	74%	n/a	60%	n/a
Windsor Shores Apartments (3)	SC	176	78%	n/a	71%	n/a
		863	70%	n/a	63%	n/a

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

The following table compares operating results for the Affordable Multifamily Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Affordable Multifamily Investments
Total revenues	$15,799	$19,653	$(3,854)	-19.6%	$51,854	$59,872	$(8,018)	-13.4%
Expenses:
Provision for credit losses	(176)	536	(712)	N/A	(2,621)	9,411	(12,032)	N/A
Depreciation	-	1	(1)	-100.0%	-	8	(8)	-100.0%
Interest expense	9,855	11,674	(1,819)	-15.6%	30,974	36,764	(5,790)	-15.7%
Net result from derivative transactions	(2,909)	(61)	(2,848)	4668.9%	(5,103)	3,552	(8,655)	N/A
General and administrative expenses	3,547	4,817	(1,270)	-26.4%	12,240	14,062	(1,822)	-13.0%
Total expenses	10,317	16,967	(6,650)	-39.2%	35,490	63,797	(28,307)	-44.4%
Other income:
Gain on deed in lieu of foreclosures	-	-	-	N/A	2,242	-	2,242	N/A
Earnings (losses) from investments in unconsolidated entities	(2)	1	(3)	N/A	36	(28)	64	N/A
Segment net income	$5,480	$2,687	$2,793	103.9%	$18,642	$(3,953)	$22,595	-571.6%

Comparison of the Three Months Ended September 30, 2026 and 2025

Total revenues decreased for the three months ended September 30, 2026 as compared to the same period in 2025 primarily due to:

•
A decrease of approximately $2.2 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $127,000 in interest income from recent MRB advances;
•
A decrease of approximately $2.1 million in interest income due to recent GIL paydowns, offset by an increase of approximately $601,000 in interest income from recent GIL investments; and
•
A decrease of approximately $369,000 in other income related to lower non-refundable fees for the extension of various MRB, GIL and property loan maturity dates.

The provision for credit losses for the three months ended September 30, 2026 related to declining expected credit losses for our portfolio of property loan investments and was primarily due to property loan redemptions during 2026.

The provision for credit losses for the three months ended September 30, 2025 includes an asset-specific allowance of approximately $596,000 related to the Opportunity South Carolina property loan. This asset-specific provision was partially offset by a decrease in our general allowance for credit losses from a decrease in the weighted average life of the remaining investment portfolio.

Depreciation expense was minimal for the three months ended September 30, 2026 and 2025.

Total interest expense decreased for the three months ended September 30, 2026 as compared to the same period in 2025 primarily due to:

•
A decrease of approximately $1.7 million due to a decrease in the average outstanding principal of our debt financing instruments; and

•
A decrease of approximately $60,000 due to lower average interest rates on our debt financings, net of cash receipts received on interest rate derivatives.

Net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(190)	$(724)
Unrealized (gains) losses on derivatives, net	(2,719)	663
Net result from derivative transactions	$(2,909)	$(61)

Realized gains on derivatives, net, decreased during the three months ended September 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $2.7 million for the three months ended September 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $663,000 for the three months ended September 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased unrealized gains of approximately $3.4 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

The decrease in general and administrative expenses for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily due to a decrease of approximately $1.1 million in employee compensation and benefits.

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

	For the Three Months Ended September 30,
	2026			2025
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$800,208	$12,316	6.2%	$921,108	$14,344	6.2%
Governmental issuer loans	32,125	601	7.5%	121,858	2,122	7.0%
Property loans	36,887	635	6.9%	48,361	912	7.5%
Other investments	86,909	1,709	7.9%	82,820	1,566	7.6%
Total interest-earning assets	$956,129	$15,261	6.4%	$1,174,147	$18,944	6.5%
Other income		11			270
Non-investment income		527			439
Total revenues		$15,799			$19,653

Interest-bearing liabilities:
Lines of credit	$51,110	$851	6.7%	$975	$47	19.3%
Fixed TEBS financing	222,269	2,218	4.0%	225,634	2,250	4.0%
Fixed TEBS Residual financing	46,492	833	7.2%	47,303	846	7.2%
Fixed 2024 PFA Securitization Transaction	54,819	675	4.9%	57,683	702	4.9%
Variable TOB financing	433,760	5,021	4.6%	645,631	7,533	4.7%
Realized (gains) losses on interest rate swaps, net	N/A	(191)	N/A	N/A	(724)	N/A
Total interest-bearing liabilities	$808,449	$9,407	4.7%	$977,226	$10,654	4.4%
Net interest spread (1)		$5,854	2.4%		$8,290	2.8%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		9,598			11,378
Amortization of deferred finance costs		257			296
Total interest expense		$9,855			$11,674
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

	For the Three Months Ended September 30, 2026 vs. 2025
	Total Change	Volume $ Change	Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(2,028)	$(1,883)	$(145)
Governmental issuer loans	(1,521)	(1,563)	42
Property loans	(277)	(216)	(61)
Other investments	143	77	66
Total interest-earning assets	$(3,683)	$(3,585)	$(98)

Interest-bearing liabilities:
Lines of credit	$804	824	(20)
Fixed TEBS financing	(32)	(32)	-
Fixed TEBS Residual financing	(13)	(13)	-
Fixed 2024 PFA Securitization Transaction	(27)	(27)	-
Variable TOB financing	(2,512)	(2,472)	(40)
Realized gains on interest rate swaps, net	533	N/A	533
Total interest-bearing liabilities	$(1,247)	$(1,720)	$473
Net interest spread change	$(2,436)	$(1,865)	$(571)

Comparison of the Nine Months Ended September 30, 2026 and 2025

Total revenues decreased for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to:

•
A decrease of approximately $7.9 million in interest income due to MRB redemptions and principal repayments, offset by an increase of approximately $1.8 million in interest income from recent MRB advances and accretion on an MRB;
•
A decrease of approximately $5.4 million in interest income due to recent GIL redemptions, offset by an increase of approximately $1.6 million in interest income from recent GIL investments and higher average interest rates;
•
An increase of approximately $626,000 in other income related to the receipt of non-refundable fees for the extension of various MRB and GIL maturity dates; and
•
An increase of approximately $1.4 million in other interest income from higher average property loan, taxable MRB and taxable GIL investment balances.

The provision for credit losses for the nine months ended September 30, 2026 includes an asset-specific allowance of approximately $93,000 related to the Opportunity South Carolina property loan offset by a recovery of approximately $2.0 million of our previously recognized allowance for credit loss related to The Park at Sondrio MRB and taxable MRB, The Park at Vietti MRB and taxable MRB, and Windsor Shores Apartments MRB. We also recorded a decrease in our general allowance for credit losses primarily due to GIL and taxable GIL redemptions during 2026.

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

Depreciation expense was minimal for the nine months ended September 30, 2026 and 2025.

Interest expense decreased for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to:

•
A decrease of approximately $4.1 million due to a decrease in the average outstanding principal of our debt financing instruments; and

•
A decrease of approximately $1.6 million due to lower average interest rates on debt financing, net of cash receipts received on interest rate derivatives.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(294)	$(2,165)
Unrealized (gains) losses on derivatives, net	(4,809)	5,717
Net result from derivative transactions	$(5,103)	$3,552

Realized gains decreased during the nine months ended September 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $4.8 million for the nine months ended September 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $5.7 million for the nine months ended September 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased unrealized gains of approximately $10.5 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

The decrease in general and administrative expenses for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily due to a decrease of approximately $1.7 million in employee compensation and benefits.

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

The following table summarizes the segment's net interest income, average principal balances, and related yields earned on interest-earning assets and incurred on interest-bearing liabilities, as well as other income included in total revenues for the nine months ended September 30, 2026 and 2025. The average balances are based primarily on monthly averages during the respective periods. All dollar amounts are in thousands.

	For the Nine Months Ended September 30,
	2026			2025
	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Principal Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Interest-earning assets:
Mortgage revenue bonds	$816,500	$37,168	6.1%	$933,736	$43,261	6.2%
Governmental issuer loans	78,735	4,003	6.8%	145,579	7,792	7.1%
Property loans	42,592	2,437	7.6%	45,375	2,309	6.8%
Other investments	89,838	5,037	7.5%	66,693	3,752	7.5%
Total interest-earning assets	$1,027,665	$48,645	6.3%	$1,191,383	$57,114	6.4%
Contingent interest income		-			208
Other income		1,852			1,229
Non-investment income		1,357			1,321
Total revenues		$51,854			$59,872

Interest-bearing liabilities:
Lines of credit	$53,662	$2,443	6.1%	$7,096	$388	7.3%
Fixed TEBS Financing	223,123	6,681	4.0%	231,771	6,989	4.0%
Fixed TEBS Residual Financing	46,607	2,505	7.2%	50,229	2,712	7.2%
Fixed 2024 PFA Securitization Transaction	55,038	2,029	4.9%	68,021	2,540	5.0%
Variable TOB trust financing	492,959	16,461	4.5%	644,161	23,210	4.8%
Realized gains on interest rate swaps, net	N/A	(294)	N/A	N/A	(2,165)	N/A
Total interest-bearing liabilities	$871,389	$29,825	4.6%	$1,001,278	$33,674	4.5%
Net interest spread (1)		$18,820	2.4%		$23,440	2.6%

Interest expense on interest-bearing liabilities excluding realized gains on derivatives, net		30,119			35,839
Amortization of deferred finance costs		855			925
Total interest expense		$30,974			$36,764
(1)
Net interest spread equals interest income less interest expense, excluding amortization of deferred finance costs, and adjusted for realized (gains) losses on derivative instruments.

The following table summarizes the changes in interest income and interest expense for the nine months ended September 30, 2026 and 2025, and the extent to which these variances are attributable to 1) changes in the volume of interest-earning assets and interest-bearing liabilities, and 2) changes in the interest rates of the interest-earning assets and interest-bearing liabilities. All dollar amounts are in thousands.

	For the Nine Months Ended September 30, 2026 vs. 2025
	Total Change	Average Volume $ Change	Average Rate $ Change
Interest-earning assets:
Mortgage revenue bonds	$(6,093)	$(5,432)	$(661)
Governmental issuer loans	(3,789)	(3,578)	(211)
Property loans	128	(142)	270
Other investments	1,285	1,302	(17)
Total interest-earning assets	$(8,469)	$(7,850)	$(619)

Interest-bearing liabilities:
Lines of credit	$2,055	$2,357	$(302)
Fixed TEBS Financing	(308)	(308)	-
Fixed TEBS Residual Financing	(207)	(207)	-
Fixed 2024 PFA Securitization Transaction	(511)	(511)	-
Variable TOB trust financing	(6,749)	(5,448)	(1,301)
Realized gains on interest rate swaps, net	1,871	N/A	1,871
Total interest-bearing liabilities	$(3,849)	$(4,117)	$268
Net interest spread change	$(4,620)	$(3,733)	$(887)

Operational matters

See the section in this Item 2 titled “Portfolio Information” for discussion of physical and economic occupancy results and trends for our MRB and GIL investments.

The multifamily properties securing our MRBs were all current on contractual debt service payments on our MRBs as of September 30, 2026, except for five MRBs associated with a single borrower as noted in the “Executive Summary” section in this Item 2

Our sole student housing property securing an MRB, Live 929 Apartments, was 92% occupied as of September 30, 2026, and is current on MRB debt service. The property leases exclusively to students, personnel and other tenants associated with the nearby Johns Hopkins University medical campus. The property is expected to pay all operating expenses and debt service from operating cash flows for the 2026-2027 academic year.

We own various MRBs and taxable MRBs that finance the construction or rehabilitation of affordable multifamily properties. We regularly monitor construction progress at the underlying properties and have noted no material cost overruns or supply chain disruptions for either construction materials or labor. Borrowers for all such MRBs are current on debt service as of September 30, 2026. In many instances, we have developer completion guaranties as well as capital contributed by LIHTC equity investors that will only receive their tax credits upon completion and stabilization of the projects, which create a strong disincentive to default.

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

As of September 30, 2026, we owned two MRBs with aggregate outstanding principal of $66.2 million, with an outstanding commitment to provide additional funding of $750,000 on a draw-down basis during construction. The MRBs are secured by a new construction, combined independent living, assisted living and memory care property in Traverse City, MI, with 164 total beds and a skilled nursing facility in Monroe Township, NJ with 120 beds. As of September 30, 2026, the Partnership also had a property loan with a principal balance of $7.3 million used to facilitate the purchase of a portfolio of nine essential healthcare support buildings located in eastern Pennsylvania. The loan is subordinate to the senior debt of the borrower and secured by a first priority security interest in master lease payments guaranteed by an investment grade healthcare system.

The following table compares the operating results for the Seniors and Skilled Nursing Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Seniors and Skilled Nursing Investments
Total revenues	$1,254	$1,245	$9	0.7%	$3,875	$3,719	$156	4.2%
Expenses:
Provision for credit losses	2	(2)	4	N/A	(3)	4	(7)	N/A
Interest expense	650	662	(12)	-1.8%	1,892	2,028	(136)	-6.7%
Net result from derivative transactions	(848)	(39)	(809)	2074.4%	(1,482)	763	(2,245)	N/A
Total expenses	(196)	621	(817)	N/A	407	2,795	(2,388)	-85.4%
Segment net income	$1,450	$624	$826	132.4%	$3,468	$924	$2,544	275.3%

Comparison of the Three Months Ended September 30, 2026 and 2025

Total revenues were materially consistent for the three months ended September 30, 2026 and 2025.

The provision for credit losses was minimal for the three months ended September 30, 2026 and 2025.

Interest expense decreased for the three months ended September 30, 2026 as compared to the same period in 2025 primarily due to lower average interest rates on debt financing.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the three months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(25)	$(90)
Unrealized (gains) losses on derivatives, net	(823)	51
Net result from derivative transactions	$(848)	$(39)

Realized gains on derivatives, net, decreased during the three months ended September 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $823,000 for the three months ended September 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $51,000 for the three months ended September 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased unrealized gains of approximately $874,000 between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Total revenues increased for the nine months ended September 30, 2026 as compared to the same period in 2025 due to higher average principal balances of approximately $1.3 million.

The provision for credit losses for the nine months ended September 30, 2026 and 2025 was minimal.

Interest expense decreased for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to lower average interest rates on debt financing.

The net result from derivative transactions consists of realized and unrealized (gains) losses from our derivative financial instruments. Realized (gains) losses represent receipts or payments related to our interest rate swaps during the period. Unrealized (gains) losses are generally a result of changes in current and forward interest rates during the period. Increasing interest rates generally result in unrealized gains while decreasing interest rates generally result in unrealized losses. The following table summarizes the components of this line item for the nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Realized (gains) losses on derivatives, net	$(62)	$(260)
Unrealized (gains) losses on derivatives, net	(1,420)	1,023
Net result from derivative transactions	$(1,482)	$763

Realized gains on derivatives, net, decreased during the nine months ended September 30, 2026 as compared to the same period in 2025 due to generally decreasing spot interest rates during 2025 and 2026. Unrealized gains on derivatives, net, were approximately $1.4 million for the nine months ended September 30, 2026 due to generally increasing forward interest rates during the period, compared to unrealized losses of approximately $1.0 million for the nine months ended September 30, 2025 due to generally decreasing forward interest rates during the period, resulting in increased unrealized gains of approximately $2.4 million between the two periods. See the “Executive Summary” section of this Item 2 for additional discussion.

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

We account for all our JV Equity Investments using the equity method and recognize our preferred returns during the hold period. Specifically for our Vantage JV Equity Investments, an affiliate of our Vantage joint venture partner provides a guaranty of our preferred returns for Vantage Properties through December 31, 2028. Upon the sale of a property, net proceeds will be distributed according to the entity operating agreement. Sales proceeds distributed to us that represent previously unrecognized preferred return and gain on sale are recognized in net income upon receipt. Historically, the majority of our income from our JV Equity Investments is recognized at the time of sale. As a result, we may experience significant income recognition in those quarters when a property is sold and our equity investment is redeemed.

The following table compares operating results for the Market-Rate Joint Venture Investments segment for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Market-Rate Joint Venture Investments
Total revenues	$2,948	$211	$2,737	1297.2%	$3,714	$4,644	$(930)	-20.0%
Expenses:
Interest expense	804	740	64	8.6%	2,478	1,683	795	47.2%
Other income:
Gain on sale of investments in unconsolidated entities	-	-	-	N/A	17	201	(184)	-91.5%
Earnings (losses) from investments in unconsolidated entities	(3,541)	(1,932)	(1,609)	83.3%	(11,670)	(5,142)	(6,528)	127.0%
Segment net income (loss)	$(1,397)	$(2,461)	$1,064	-43.2%	$(10,417)	$(1,980)	$(8,437)	426.1%

Comparison of the Three Months Ended September 30, 2026 and 2025

The increase in total revenues for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily due to the following:

•
An increase of approximately $2.5 million of investment income related to preferred return recognized upon the sale of Vantage at Loveland in August 2026; and
•
An increase of approximately $281,000 in investment income related to preferred returns on equity contributions during 2025 and 2026.

Interest expense for the three months ended September 30, 2026 and 2025 is related to our General LOC that is primarily secured by the JV Equity Investments. The increase in interest expense is primarily due to higher average outstanding balances.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the three months ended September 30, 2026 as compared to the same period in 2025 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties began primary operations in mid to late 2025. Depreciation and amortization expenses accounted for approximately $1.9 million of our proportionate share of losses for the three months ended September 30, 2026, with the remaining losses related to non-capitalized interest expense and general operating expenses.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The decrease in total revenues for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily due to the following:

•
An increase of approximately $2.5 million of investment income due to a preferred return distribution from Vantage at Loveland upon sale in August 2026, offset by a decrease of approximately $2.2 million of investment income due to a preferred return distribution from Vantage at Loveland upon refinance in March 2025;
•
A decrease of approximately $1.8 million of investment income related to preferred return recognized upon the sale of Vantage at Helotes in May 2025; and
•
An increase of approximately $658,000 in investment income related to preferred returns on equity contributions during 2025 and 2026.

Interest expense for the nine months ended September 30, 2026 and 2025 is related to our General LOC that is primarily secured by our JV Equity Investments. The increase in interest expense is primarily due to higher average outstanding balances.

The gain on sale of investments in unconsolidated entities for the nine months ended September 30, 2026 is related to final settlement of the Vantage at Helotes sale that occurred in May 2025. The gain on sale for the nine months ended September 30, 2025 related to the sale of Vantage at Helotes in May 2025 for a gain of approximately $163,000 and final settlement of the Vantage at O'Connor and Vantage at Coventry sales that occurred in July 2022 and January 2023, respectively.

Earnings (losses) on investments in unconsolidated entities is the Partnership’s recognition of its proportionate share of earnings (losses) on investments in unconsolidated entities using the equity method of accounting. Our JV Equity Investments typically incur operating losses during development and lease-up, particularly from depreciation, consistent with development plans. The increase in losses for the nine months ended September 30, 2026 as compared to the same period in 2025 is primarily due to non-capitalized interest and depreciation expense at Valage Senior Living Carson Valley, The Jessam at Hays Farm, Freestone Greenville, Freestone Cresta Bella, and Freestone Ladera as the properties began primary operations in mid to late 2025. Depreciation and amortization expenses accounted for approximately $5.8 million of our proportionate share of losses for the nine months ended September 30, 2026, with the remaining losses related to non-capitalized interest expense and general operating expenses.

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

We remain positive on the market rate senior housing segment of the market. We believe market rate seniors housing industry trends, potential resident demographics, and expected returns remain encouraging, so we will continue to evaluate joint venture equity investment opportunities in the seniors housing segment, though in lower volume than our historical capital allocation to market rate multifamily investments. We have seen strong lease-up at Valage Senior Living Carson Valley with the property nearly 83% leased on a combined basis with the assisted living component at 100% leased as of September 30, 2026. In December 2025, we closed on a new market rate seniors housing JV Equity Investment for Valage Mt. Rose in Reno, NV. This is our second seniors housing investment with the Valage Development group.

Current market dynamics related to our JV Equity Investments are challenging. The San Antonio, TX, Austin, TX, and Huntsville, AL markets experienced record new multifamily unit supply in recent years, peaking in 2024. Rental rates and occupancy have declined as these markets absorb new units, which is putting downward pressure on rents, leasing velocity, and net operating income for these properties. We expect rental rates and occupancy to remain under pressure in 2026, but expect this trend to reverse later in 2027 due to very limited new construction starts in late 2024 and 2025.

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

In August 2026, the Vantage at Loveland property was sold at the direction of the managing member. The Partnership’s investment in Vantage at Loveland was originated in April 2021 and the Partnership contributed equity totaling approximately $23.2 million. Approximately $2.1 million of that initial equity investment was previously returned to the Partnership in March 2025 upon a refinancing of the original construction loan by the managing member. The Partnership also previously received approximately $5.8 million of accrued preferred return from the proceeds of the March 2025 construction loan refinancing. As a result of the August 2026 sale, the Partnership’s remaining equity investment was redeemed. At closing of the sale, the Partnership received net cash of approximately $23.6 million, consisting of the return of its remaining $21.1 million in contributed equity and $2.5 million in preferred return income.

Recently, the Valage Senior Living Carson Valley property located in Minden, NV was publicly listed for sale at the direction of the property-owning entity’s managing member. Consistent with past property sales, the managing member controls the listing and sales process under the terms of the property-owning entity’s operating agreement, with the Partnership entitled to certain net proceeds upon the successful completion of the sale of the property.

Property Operations & Construction

The “Portfolio Information” section in this Item 2 contains various occupancy and other operational information relating to the JV Equity Investments. Of our 11 current JV Equity Investments (inclusive of Vantage at San Marcos), 8 have completed construction, 1 is currently under construction and 2 are in the planning stage.

As of September 30, 2026, the Valage Senior Living Mt. Rose JV Equity Investment had begun construction. Persistently high interest rates in 2023 through now have caused actual interest costs during construction to exceed original budgets at certain properties. We have noted that such properties have utilized construction contingencies and developers have deferred a portion of their developer fee payments to address the higher than budgeted interest costs. In addition, high levels of new unit supply and declining market rents in certain local markets have prolonged the lease-up phase of certain properties such that operating cash flows are insufficient to pay all construction loan debt service. Under the individual property operating agreements, as additional capital is required, the parties will mutually agree on how to fund additional capital. During 2025, we contributed additional net equity totaling $2.0 million across six of our JV Equity Investments above our original equity commitments. In addition, we contributed additional net equity totaling $14.1 million across five of our JV Equity Investments during January through October 2026. The additional equity was primarily used to pay additional interest costs, certain property taxes, and operating shortfalls. We may contribute additional equity to certain JV Equity Investments during the remainder of 2026, though the ultimate amount is uncertain. The amount of such additional funding, if any, will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, overall operating results of the underlying properties, and opportunities for property sales. We plan to contribute additional funds from unrestricted cash on hand or other currently available liquidity sources. Such additional equity may result in lower overall returns on our JV Equity Investments.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
MF Properties
Total revenues	$1,951	$-	$1,951	N/A	$5,481	$-	$5,481	N/A
Expenses:
Real estate operating (exclusive of items shown below)	1,218	-	1,218	N/A	3,389	-	3,389	N/A
Depreciation and amortization	2,105	-	2,105	N/A	8,124	-	8,124	N/A
Interest expense	1,502	-	1,502	N/A	4,024	-	4,024	N/A
Net result from derivative transactions	(523)	-	(523)	N/A	(1,342)	-	(1,342)	N/A
Total expenses	4,302	-	4,302	N/A	14,195	-	14,195	N/A
Income (loss) before income taxes	(2,351)	-	(2,351)	N/A	(8,714)	-	(8,714)	N/A
Income tax benefit	(3)	(2)	(1)	50.0%	(8)	(8)	-	0.0%
Segment net income (loss)	(2,348)	2	(2,350)	N/A	$(8,706)	$8	$(8,714)	N/A

Results for the three and nine months ended September 30, 2026 primarily related to the four MF Properties acquired during the first quarter of 2026. Depreciation expense was approximately $1.2 million and $3.1 million for the three and nine months ended September 30, 2026, respectively. Amortization of in-place lease assets was approximately $916,000 and $5.0 million for the three and nine months ended September 30, 2026, respectively.

There were no MF Properties owned during the three and nine months ended September 30, 2025, so reported operations are minimal.

There was minimal income tax expense to report for the MF Properties segment for three and nine months ended September 30, 2026 and 2025.

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

Unrestricted Cash on Hand

As of September 30, 2026, we reported unrestricted cash on hand of approximately $32.4 million. There are no contractual restrictions on our ability to use unrestricted cash on hand. The Partnership has a financial covenant to maintain a minimum consolidated liquidity of $10.3 million under the terms of our financing arrangements.

Operating Cash Flows from Investment Assets

Cash flows from operations are primarily comprised of regular principal and interest payments received on our investment assets that provide consistent cash receipts throughout the year. All MRBs, taxable MRBs, GILs, taxable GILs and property loans are current on contractual debt service payments as of September 30, 2026, except for five MRBs associated with a single borrower as noted in the “Executive Summary” section in this Item 2. Investment receipts, net of interest expense on related debt financing and lines of credit, are available for our general use. We also receive distributions from JV Equity Investments if, and when, cash is available for distribution.

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

Secured Lines of Credit

We maintain a General LOC with a commitment of up to $50.0 million to purchase additional investments and to meet general working capital and liquidity requirements. We may borrow, prepay and reborrow amounts at any time through the maturity date, subject to the limitations of a borrowing base. The aggregate available commitment cannot exceed a borrowing base calculation, which is equal to 35% multiplied by the aggregate value of a pool of eligible encumbered assets. Eligible encumbered assets consist of 100% of our equity capital contributions to JV Equity Investments, subject to certain limits and restrictions. The General LOC is secured by first priority security interests in our JV Equity Investments. We have the ability to increase the total maximum commitment by an additional $10.0 million to $60.0 million, subject to the identification of lenders to provide the additional commitment, the payment of certain fees, and other conditions. We will evaluate whether to increase the commitment based on the size of the borrowing base, liquidity needs and costs of such additional commitments. We are subject to various affirmative and negative covenants that, among others, require us to maintain consolidated liquidity of not less than $6.3 million (which will increase up to a maximum of $7.5 million if the maximum available commitment is fully increased to $60.0 million) and maintain a consolidated tangible net worth of not less than $200.0 million. We were in compliance with all covenants as of September 30, 2026. The outstanding balance of the General LOC was $50.0 million as of September 30, 2026 with no amounts available to be drawn. The General LOC has a maturity date of June 2027, with options to extend for up to two additional years, subject to certain terms and conditions.

We maintain an Acquisition LOC with a commitment of up to $80.0 million that may be used to fund purchases of MRBs, taxable MRBs, or loans issued to finance the acquisition, rehabilitation, or construction of affordable housing or which are otherwise secured by real estate or mortgage-backed securities (i.e., GILs, taxable GILs, and property loans), or master lease agreements guaranteed by investment grade tenants. Advances on the Acquisition LOC are generally due on the 270th day following the advance date but may be extended for up to an additional 270 days by making certain payments. Advances made for tax-exempt or taxable loans secured by master lease agreements guaranteed by investment grade tenants are due on the 45th day following such advance. The Acquisition LOC contains a covenant, among others, that our senior debt will not exceed a specified percentage of the market value of our assets to be consistent with the Leverage Ratio (as defined by the Partnership). We were in compliance with all covenants as of September 30, 2026. The outstanding balance of the Acquisition LOC was approximately $63.9 million and approximately $16.1 million was available to be drawn as of September 30, 2026, subject to posting of additional collateral. The Acquisition LOC has a maturity date of June 2027, with two one-year extension options, subject to certain terms and conditions.

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

Our MRB portfolio is typically marked at a premium to cost, adjusted for paydowns, primarily due to higher stated interest rates when compared to current market interest rates for investments with similar terms. We may consider selling certain MRB investments in exchange for cash at prices that approximate our currently reported fair value. However, we are contractually prevented from selling the MRB investments included in our TEBS Financings.

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

Proceeds from Obtaining Additional Debt

We hold certain investments that are not associated with our debt financings or secured lines of credit. We may obtain leverage for these investments by posting the investments as security. As of September 30, 2026, our primary unleveraged assets were certain MRBs and taxable MRBs with a carrying value totaling approximately $5.5 million.

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

Under the terms of our Partnership Agreement, we are authorized to issue Series A-1 Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series A-1 Preferred Units, is no less than three times the aggregate book value of all Series A Preferred Units and Series A-1 Preferred Units, inclusive of the amount to be issued. Additionally, we are authorized to issue Series B Preferred Units so long as the aggregate market capitalization of the BUCs, based on the closing price on the trading day prior to issuance of the Series B Preferred Units, is no less than two times the aggregate book value of all Series A Preferred Units, Series A-1 Preferred Units and Series B Preferred Units, inclusive of the amount to be issued. As of November 5, 2026, the market capitalization of our BUCs was $104.1 million and the book value of our outstanding Series A-1 Preferred Units and Series B Preferred Units was $55.0 million and $47.5 million, respectively. At these levels, we are not currently authorized to issue additional Series A-1 Preferred Units or Series B Preferred Units, though we may be able to issue such units in the future if there is sufficient increase in market capitalization of our BUCs.

We have one registration statement on Form S-3 covering the offering of Series B Preferred Units that has been declared effective by the SEC. The following table summarizes the Partnership's current Preferred Unit offering:

Preferred Unit Series	Initial Registration Effectiveness Date	Expiration Date	Unit Offering Price	Distribution Rate	Optional Redemption Date	Units Issued as of September 30, 2026	Remaining Units Available to Issue as of September 30, 2026
Series B	September 2024	September 2027	$10.00	5.75%	Sixth anniversary	2,500,000	7,500,000	(1)

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

Investment Funding Commitments

Our overall strategy is to invest in quality multifamily properties through the acquisition of MRBs, GILs, property loans and seniors housing JV Equity Investments in both existing and new markets. We evaluate investment opportunities based on many factors including, but not limited to, our market outlook, including general economic conditions, development opportunities and long-term growth potential. Our ability to make future investments is dependent upon identifying suitable acquisition and development opportunities, access to long-term financing sources, and the availability of investment capital. We may commit to fund additional investments on a draw-down or forward basis. The following table summarizes our outstanding investment commitments as of September 30, 2026:

					Projected Funding by Year (1)
Property Name	Commitment Date	Asset Maturity Date	Total Commitment	Remaining Commitment as of September 30, 2026	Remainder of 2026	2027	Interest Rate		Related Debt Financing (2)
Mortgage Revenue Bonds
Meadow Valley	December 2021	December 2029	$44,000,000	$750,000	$-	$750,000	6.25%		Variable TOB

Taxable Mortgage Revenue Bonds
Residency at Empire Series BB-T	December 2022	December 2026	$9,404,500	$2,004,500	$2,004,500	$-	7.45%		Variable TOB

Governmental Issuer Loans
Residency at Sky Village Hollywood	December 2025	December 2030	$34,000,000	$3,000,000	$3,000,000	$-	SOFR + 3.20%	(3)	(5)

Equity Investments
Vantage at San Marcos (6), (7)	November 2020	N/A	$9,914,529	$8,943,914	$8,943,914	$-	N/A		N/A
Freestone Greeley (7)	October 2022	N/A	16,035,710	10,562,345	10,562,345	-	N/A		N/A
Valage Senior Living Mt. Rose	December 2025	N/A	14,541,973	679,582	679,582	-	N/A		N/A
Subtotal			40,492,212	20,185,841	20,185,841	-

Bond Purchase Commitments
Kindred Apartments	March 2025	December 2027 (4)	$21,921,000	$21,921,000	$-	$21,921,000	6.875%		N/A

Total Commitments			$149,817,712	$47,861,341	$25,190,341	$22,671,000

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
(7)
A development site has been identified, and land has been acquired for these properties. The Partnership’s joint venture partners are evaluating the highest and best use for the development sites as of September 30, 2026, which may include a sale of the land or the commencement of construction. The timing of any funding commitment is uncertain and the Partnership’s remaining funding commitment will be terminated if the land is sold.

We are also committed to fund 10% of the capital for the Construction Lending JV with the remainder to be funded by third-party investors with each party contributing its proportionate capital contributions upon funding of future investments. Our capital will be contributed on a draw-down basis over the term of the underlying investments of the Construction Lending JV. Our maximum remaining capital commitment to the Construction Lending JV is approximately $13.1 million as of September 30, 2026.

In addition, we will consider providing additional financing to borrowers on our debt investments or additional equity to our JV Equity Investments above our original commitments if requested by the borrowers and managing members, respectively, on a case-by-case basis. When considering whether to fund such requests, we will consider various factors including, but not limited to, the economic return on additional investments in the entity, the impact to the Partnership’s credit and investment risk from either funding or withholding funding, and the requesting entity’s other available sources of funding. From January through October 2026, we contributed additional equity totaling $14.1 million across five JV Equity Investments. The additional capital was used to cover higher than anticipated interest costs, loan refinancing costs, and certain operating expenses resulting from longer holding periods. We anticipate making additional investments in certain JV Equity Investments during 2026, though the ultimate amount is uncertain. The amount of such additional funding will depend on various future developments, including, but not limited to, the pace of development, changes in interest rates, the pace of lease-up, and overall operating results of the underlying properties. The Partnership plans to contribute such additional funds from unrestricted cash on hand or other currently available liquidity sources.

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

Our debt financing arrangements include various fixed rate and variable rate debt arrangements. Recent increases in short-term interest rates have resulted in increases in the interest costs associated with our variable rate debt financing arrangements. We actively manage our portfolio of fixed rate and variable rate debt financings and our exposure to changes in market interest rates. The following table summarizes our fixed rate and variable rate debt financings as of September 30, 2026 and December 31, 2025:

		September 30, 2026			December 31, 2025
Securitized Assets - Fixed or Variable Interest Rates	Related Debt Financing - Fixed or Variable Interest Rates	Outstanding Principal		% of Total Debt Financing	Outstanding Principal	% of Total Debt Financing
Fixed	Fixed	$322,834,639		40.2%	$326,360,968	32.0%
Variable (1)	Variable (1)	26,736,000		3.3%	23,536,000	2.3%
Fixed	Variable	114,059,749	(3)	14.2%	216,874,407	21.3%
Fixed	Variable - Hedged (2)	339,067,250		42.3%	452,368,593	44.4%
Total		$802,697,638			$1,019,139,968
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

We have hedged a portion of our overall exposure to changes in market interest rates on our variable rate debt financings through various interest rate swaps. Our interest rate swaps are subject to monthly settlements whereby we pay a stated fixed rate and our counterparty pays a variable rate equal to the compounded SOFR rate for the settlement period. We are currently a net receiver on our portfolio of interest rate swaps and received net settlement proceeds totaling approximately $280,000 and $814,000 during the three months ended September 30, 2026 and 2025, respectively, and approximately $516,000 and $2.4 million during the nine months ended September 30, 2026 and 2025, respectively.

The majority of our variable rate debt financings that are hedged through interest rate swaps have interest that is tax-exempt to the senior securities holders. In order to account for the differential between our interest rate swaps which are indexed to SOFR (a taxable rate) and our debt financing rate (which is correlated to short-term tax-exempt municipal securities rates), we assume that, over the term of our debt financing, the tax-exempt senior securities interest rate will approximate 70% of the SOFR rate. This assumption aligns with common market assumptions and the historical correlation between taxable and tax-exempt municipal short-term securities rates. However, such ratio may not be accurate in the short term or long term in the future. We apply a 70% conversion ratio when determining the notional amount of our interest rate swaps such that, as an example, a $7.0 million notional amount indexed to SOFR is the equivalent to $10.0 million notional amount for tax-exempt debt financing. As such, the reported amount of variable debt financing in the table above exceeds the stated notional amount of the SOFR-indexed interest rate swaps as of September 30, 2026. The following table summarizes the average stated SOFR-denominated notional amount by year for our existing interest rate swaps as of September 30, 2026 (before applying our assumed 70% ratio of tax-exempt municipal securities rates to SOFR):

Year	Average Notional
Remainder of 2026	$325,523,799
2027	232,120,466
2028	123,395,466
2029	91,017,299
2030	31,452,800
2031	21,205,500
2032	18,931,333
2033	15,863,500
2034	11,755,833
2035	9,145,833
2036	9,066,667
2037	8,983,333
2038	8,893,333
2039	8,833,333

When we execute a TOB trust financing, we retain a residual interest that is pledged as our initial collateral under the ISDA master agreement with the lender based on the market value of the investment asset(s) at the time of initial closing. If the net aggregate value of our investment assets in TOB trust financings and our interest rate swap agreements decline below a certain threshold, then we are required to post additional collateral with our counterparties. We had posted approximately $10.9 million of net cash collateral with Mizuho during the nine months ended September 30, 2026 due primarily to declines in the value of our fixed interest rate investment assets funded with TOB trusts resulting from generally rising market interest rates. We satisfied all collateral calls using unrestricted cash on hand. Continuing volatility in market interest rates and potential deterioration of general economic conditions may cause the value of our investment assets to decline and result in the posting of additional collateral in the future. The valuation of our interest rate swaps generally change inversely with the change in valuation of our investment assets, so the change in valuation of our interest rate swaps partially offset the change in value of our investment assets when determining the amount of collateral posting requirements.

We do not maintain hedging instruments designed to offset changes in the fair value of our MRB investments. Accordingly, the carrying value of our MRB investments may fluctuate based on changes in market interest rates, credit spreads, liquidity conditions and other market factors. The Partnership’s investment objective is to generate attractive risk-adjusted net interest income over the expected holding period of the MRB investments rather than to preserve short-term mark-to-market values. As a result, period-to-period changes in the fair value of our MRB investment portfolio may occur and may impact reported partners' capital; however, such changes do not affect the underlying contractual cash flows or expected net interest spread from the investments unless a credit impairment or other realized loss occurs.

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

The table below summarizes contractual maturities by year for our secured lines of credit, debt financings, and mortgages payable as of September 30, 2026. The reported maturities for each individual debt financing are based on the earlier of contractual payments of the underlying securitized assets or the stated maturity date of the debt financing.

	Secured Lines of Credit	Debt Financing	Mortgages Payable	Total
Remainder of 2026	$37,800,000	$119,233,360	$-	$157,033,360
2027	76,120,000	89,417,409	84,000,000	249,537,409
2028	-	126,822,221	231,679	127,053,900
2029	-	161,530,114	-	161,530,114
2030	-	44,030,059	-	44,030,059
Thereafter	-	261,664,475	-	261,664,475
Total	$113,920,000	$802,697,638	$84,231,679	$1,000,849,317

The table above is as of September 30, 2026, and does not reflect the various debt financing transactions that occurred in October 2026 that are disclosed in Note 25 of the condensed consolidated financial statements.

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

On September 16, 2026, we announced that the Board of Managers of Greystone Manager, which is the general partner of the General Partner, declared a quarterly cash distribution of $0.14 per BUC to unitholders of record on September 30, 2026 and payable on October 30, 2026.

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

Cash Flows

In the nine months ended September 30, 2026, we used cash of $471,000, which was the net result of $5.4 million generated by operating activities, $110.4 million generated by investing activities, and $116.4 million used in financing activities.

Cash generated by operating activities totaled $5.4 million for the nine months ended September 30, 2026, as compared to $29.9 million generated for the nine months ended September 30, 2025. The change between periods was due to the following factors:

•
An increase of $8.0 million in net income;
•
A total decrease of $12.0 million in non-cash provisions for credit loss and loan loss;
•
A decrease of $11.1 million related to changes in the preferred return receivable from unconsolidated entities;
•
A decrease of $14.3 million related to an increase in the unrealized gain on interest rate derivatives;
•
A decrease of $6.7 million related to changes in the Partnership's working capital;

•
A decrease of $2.2 million related to non-cash gain on deed in lieu of foreclosures;
•
An increase of $6.5 million related to an increase in the Partnership's net losses from investments in unconsolidated entities; and
•
An increase of $8.1 million related to depreciation and amortization.

Cash generated by investing activities totaled $110.4 million in the nine months ended September 30, 2026, as compared to cash generated of $98.3 million in the nine months ended September 30, 2025. The change between periods was primarily due to the following factors:

•
A net decrease of $15.9 million of cash due to overall lower paydowns and redemptions of MRBs, taxable MRBs, GILs, taxable GILs and property loans;
•
A decrease of $10.9 million of cash due to greater contributions to unconsolidated entities;
•
A decrease of $2.4 million of cash due to lower proceeds from the return of investments in unconsolidated entities;
•
A decrease of $1.4 million of cash due to proceeds from the sale of land held for development during the nine months ended September 30, 2025;
•
A decrease of $3.1 million of cash due to lower proceeds from the sale of investments in unconsolidated entities; and
•
A net increase of $45.1 million of cash due to lower advances on MRBs, taxable MRBs, GILs, taxable GILs and property loans.

Cash used in financing activities totaled $116.4 million in the nine months ended September 30, 2026, as compared to cash used of $110.0 million in the nine months ended September 30, 2025. The change between periods was primarily due to the following factors:

•
A net decrease of $143.4 million of cash due to less proceeds from debt financing;
•
A decrease of $20.0 million of cash related to proceeds from the issuance of Preferred Units during the nine months ended September 30, 2025;
•
An increase of approximately $11.6 million of cash due to lower distributions paid;
•
A net increase of $60.5 million of cash due to higher proceeds on the secured lines of credit; and
•
A net increase of $85.4 million due to higher proceeds on mortgages payable.

We believe our cash balance and cash provided by the sources discussed herein will be sufficient to pay, or refinance, our debt obligations and to meet our liquidity needs over the next 12 months.

Leverage Ratio

We set target constraints for each type of financing utilized by us. Those constraints are dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to mark-to-market collateral calls, and the liquidity and marketability of the financed collateral. We use target constraints for each type of financing to manage to an overall 80% maximum Leverage Ratio, as established by the Board of Managers. The Board of Managers retains the right to change the maximum Leverage Ratio in the future based on the consideration of factors the Board of Managers considers relevant. We calculate our Leverage Ratio as total outstanding debt divided by total assets using cost adjusted for paydowns for MRBs, GILs, property loans, taxable MRBs and taxable GILs, and initial cost for deferred financing costs and real estate assets. As of September 30, 2026, our overall Leverage Ratio was approximately 74%.

Off Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we held MRB, GIL, taxable MRB, taxable GIL and certain property loan investments that are secured by affordable multifamily and seniors housing properties, which are owned by entities that are not controlled by us. We have no equity interest in these entities and do not guarantee any obligations of these entities.

As of September 30, 2026, we own noncontrolling equity interests in various unconsolidated entities for the development of market rate multifamily and seniors housing properties, and for the Construction Lending JV. We account for these equity interests using the equity method of accounting and the assets, liabilities, and operating results of the underlying entities are not included in our condensed consolidated financial statements.

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

The following table sets forth the assets of the Partnership the General Partner believes are eligible for regulatory credit under the CRA and are available for allocation to Preferred Unit investors as of September 30, 2026:

Property Name	Investment Available for Allocation	Senior Bond Maturity Date (1)	Street	City	County	State	Zip
The Safford	$34,185,000	10/10/2026	8740 North Silverbell Road	Marana	Pima	AZ	85743
CCBA Senior Garden Apartments	3,807,000	7/1/2037	438 3rd Ave	San Diego	San Diego	CA	92101
Courtyard Apartments	10,230,000	12/1/2033	4127 W. Valencia Dr	Fullerton	Orange	CA	92833
Glenview Apartments	4,670,000	12/1/2031	2361 Bass Lake Rd	Cameron Park	El Dorado	CA	95682
Harden Ranch Apartments	6,960,000	3/1/2030	1907 Dartmouth Way	Salinas	Monterey	CA	93906
Harmony Court Apartments	3,730,000	12/1/2033	5948 Victor Street	Bakersfield	Kern	CA	93308
Harmony Terrace Apartments	6,900,000	1/1/2034	941 Sunset Garden Lane	Simi Valley	Ventura	CA	93065
Las Palmas II Apartments	1,695,000	11/1/2033	51075 Frederick Street	Coachella	Riverside	CA	92236
Montclair Apartments	2,530,000	12/1/2031	150 S 19th Ave	Lemoore	Kings	CA	93245
Montecito at Williams Ranch	7,690,000	10/1/2034	1598 Mesquite Dr	Salinas	Monterey	CA	93905
Montevista	720,000	7/1/2036	13728 San Pablo Avenue	San Pablo	Contra Costa	CA	94806
Ocotillo Springs	2,500,000	8/1/2038	1615 I St	Brawley	Imperial	CA	92227
Residency at Empire (2)	86,400,000	12/31/2040	2814 W Empire Avenue	Burbank	Los Angeles	CA	91504
Residency at the Entrepreneur (3)	76,000,000	3/31/2040	1657-1661 North Western Avenue	Hollywood	Los Angeles	CA	90027
Residency at the Mayer	28,200,000	4/1/2039	5500 Hollywood Boulevard	Hollywood	Los Angeles	CA	90028
Residency at Sky Village Hollywood	32,000,000	12/31/2030	5645 Fernwood Avenue	Hollywood	Los Angeles	CA	90028
San Vicente Townhomes	3,495,000	11/1/2033	250 San Vicente Road	Soledad	Monterey	CA	93960
Santa Fe Apartments	1,565,000	12/1/2031	16576 Sultana St	Hesperia	San Bernardino	CA	92345
Seasons Lakewood Apartments	7,350,000	1/1/2034	21309 Bloomfield Ave	Lakewood	Los Angeles	CA	90715
Seasons San Juan Capistrano Apartments	12,375,000	1/1/2034	31641 Rancho Viejo Rd	San Juan Capistrano	Orange	CA	92675
Seasons At Simi Valley	4,376,000	9/1/2032	1606 Rory Ln	Simi Valley	Ventura	CA	93063
Solano Vista Apartments	2,655,000	1/1/2036	40 Valle Vista Avenue	Vallejo	Solano	CA	94590
Summerhill Family Apartments	6,423,000	12/1/2033	6200 Victor Street	Bakersfield	Kern	CA	93308
Sycamore Walk	2,132,000	1/1/2033	380 Pacheco Road	Bakersfield	Kern	CA	93307
Tyler Park Townhomes	2,075,000	1/1/2030	1120 Heidi Drive	Greenfield	Monterey	CA	93927
Village at Madera Apartments	3,085,000	12/1/2033	501 Monterey St	Madera	Madera	CA	93637
Vineyard Gardens	995,000	1/1/2035	2800 E Vineyard Ave	Oxnard	Ventura	CA	93036
Wellspring Apartments	3,900,000	9/1/2039	1500 East Anaheim Street	Long Beach	Los Angeles	CA	90813
Westside Village Apartments	3,970,000	1/1/2030	595 Vera Cruz Way	Shafter	Kern	CA	93263
MaryAlice Circle	3,050,000	3/1/2041	Arnold Street and Gwinnett Street	Buford	Gwinnett	GA	30518
Renaissance Gateway Apartments	11,500,000	6/1/2050	650 N. Ardenwood Drive	Baton Rouge	East Baton Rouge Parish	LA	70806
Woodington Gardens Apartments	33,727,000	5/1/2029	201 South Athol Avenue	Baltimore	Baltimore	MD	21229
Jackson Manor Apartments	4,828,000	5/1/2038	332 Josanna Street	Jackson	Hinds	MS	39202
Silver Moon Apartments	8,500,000	8/1/2055	901 Park Avenue SW	Albuquerque	Bernalillo	NM	87102
Village at Avalon	16,400,000	1/1/2059	915 Park SW	Albuquerque	Bernalillo	NM	87102
Columbia Gardens Apartments	15,000,000	12/1/2050	4000 Plowden Road	Columbia	Richland	SC	29205
Village at River's Edge	10,000,000	6/1/2033	Gibson & Macrae Streets	Columbia	Richland	SC	29203
Willow Run	15,000,000	12/18/2050	511 Alcott Drive	Columbia	Richland	SC	29203
Agape Helotes	13,527,290	1/1/2065	9311 FM 1560 N	San Antonio	Bexar	TX	78254
Angle Apartments	21,000,000	1/1/2054	4250 Old Decatur Rd	Fort Worth	Tarrant	TX	76106
Avistar at Copperfield (Meadow Creek)	14,000,000	5/1/2054	6416 York Meadow Drive	Houston	Harris	TX	77084
Avistar at the Crest Apartments	10,147,160	3/1/2050	12660 Uhr Lane	San Antonio	Bexar	TX	78217
Avistar at the Oaks	8,899,048	8/1/2050	3935 Thousand Oaks Drive	San Antonio	Bexar	TX	78217
Avistar at Wilcrest (Briar Creek)	3,470,000	5/1/2054	1300 South Wilcrest Drive	Houston	Harris	TX	77042
Avistar at Wood Hollow (Oak Hollow)	40,260,000	5/1/2054	7201 Wood Hollow Circle	Austin	Travis	TX	78731
Avistar in 09 Apartments	7,743,037	8/1/2050	6700 North Vandiver Road	San Antonio	Bexar	TX	78209
Avistar on Parkway	13,425,000	5/1/2052	9511 Perrin Beitel Rd	San Antonio	Bexar	TX	78217
Avistar on the Blvd	17,422,805	3/1/2050	5100 USAA Boulevard	San Antonio	Bexar	TX	78240
Avistar on the Hills	5,670,016	8/1/2050	4411 Callaghan Road	San Antonio	Bexar	TX	78228
Crossing at 1415	7,590,000	12/1/2052	1415 Babcock Road	San Antonio	Bexar	TX	78201
Concord at Gulf Gate Apartments	9,185,000	2/1/2032	7120 Village Way	Houston	Harris	TX	77087
Concord at Little York Apartments	13,440,000	2/1/2032	301 W Little York Rd	Houston	Harris	TX	77076
Concord at Williamcrest Apartments	19,820,000	2/1/2032	10965 S Gessner Rd	Houston	Harris	TX	77071
Esperanza at Palo Alto Apartments	19,540,000	7/1/2058	SWC of Loop 410 and Highway 16 South	San Antonio	Bexar	TX	78224
Heights at 515	6,435,000	12/1/2052	515 Exeter Road	San Antonio	Bexar	TX	78209
Oaks at Georgetown Apartments	12,330,000	1/1/2034	550 W 22nd St	Georgetown	Williamson	TX	78626
15 West Apartments	4,850,000	7/1/2054	401 15th Street	Vancouver	Clark	WA	98660
Aventine Apartments	9,500,000	6/1/2031	211 112th Ave	Bellevue	King	WA	98004
	$738,872,356
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary components of our market risk as of September 30, 2026 are related to interest rate risk and credit risk. We also have exposure to valuation and reinvestment risks. Our exposure to market risks relates primarily to our investments in MRBs, GILs, property loans, and our debt financing, and mortgages payable. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Interest Rate Risk

The Federal Reserve increased the federal funds rate by 25 basis points in September 2026, raising the target range for the federal funds rate to 3.75% to 4.00%, following several quarters during which rates had been maintained at 3.50% to 3.75%. The decision was approved unanimously by the Federal Open Market Committee and reflected the Federal Reserve's continued focus on returning inflation to its long-term target amid a resilient labor market and continued economic growth. Although future monetary policy decisions remain dependent on evolving economic data, uncertainty persists regarding the outlook for inflation, economic activity, and the timing and magnitude of future interest rate actions. Accordingly, the direction and pace of future changes in short-term interest rates remain uncertain. In this regard, many market analysts are projecting the Federal Reserve will increase the federal funds rate at least one more time, by 25 basis points, before the end of 2026. Changes in short-term interest rates will generally result in similar changes in the interest cost associated with our variable debt financing arrangements, though such changes are expected to be offset by changes in net receipts on our interest rate swap portfolio.

Interest rates are highly sensitive to many factors, including governmental, tariff, monetary and tax policies, domestic and international economic and political considerations, geopolitical developments, and other factors beyond our control. The nature of our MRB, GIL, and property loan investments and the debt used to finance these investments, exposes us to financial risk due to fluctuations in market interest rates. The majority of our debt investments bear interest at fixed rates.

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

The following table sets forth information regarding the impact on our net interest income assuming various changes in short-term interest rates as of September 30, 2026:

Description	- 100 basis points	- 50 basis points	+ 50 basis points	+ 100 basis points	+ 200 basis points
TOB Debt Financings	$2,182,694	$1,091,347	$(1,091,347)	$(2,182,694)	$(4,365,388)
Other Financings & Derivatives	(616,271)	(308,136)	308,136	616,271	1,232,542
Variable Rate Investments	(505,700)	(252,850)	252,850	505,700	1,011,400
Net Interest Income Impact	$1,060,723	$530,361	$(530,361)	$(1,060,723)	$(2,121,446)

Per BUC Impact (1)	$0.046	$0.023	$(0.023)	$(0.046)	$(0.091)
(1)
The net interest income impact per BUC calculated based on 23,266,619 BUCs outstanding as of September 30, 2026.

The interest rate sensitivity table above (the “Table”) represents the change in interest income from investments, net of interest on debt and settlement payments for interest rate derivatives over the next twelve months, assuming an immediate parallel shift in the SOFR yield curve and the resulting implied forward rates are realized as a component of this shift in the curve. The table does not reflect any non-cash unrealized (gains) losses on interest rate swaps caused by the assumed changes in interest rates. Assumptions include anticipated interest rates; relationships between different interest rate indices such as SOFR and SIFMA; and outstanding investment, debt financing and interest rate derivative positions. No assurance can be made that the assumptions included in the Table presented herein will occur or that other events will not occur that will affect the outcomes of the analysis. Furthermore, the results included in the Table assume we do not act to change our sensitivity to the movement in interest rates. As the above information incorporates only those material positions or exposures that existed as of September 30, 2026, it does not consider those exposures or positions that have arisen or could arise after that date. The ultimate economic impact of these market risks will depend on the exposures that arise during the period, our risk mitigation strategies at that time and the overall business and economic environment.

We employ leverage to finance the acquisition of many of our fixed income assets. Approximately 60% of our leverage bears interest at short term variable interest rates. Our remaining 40% of leverage has fixed interest rates. Of those assets funded with short term variable rate debt facilities, approximately 6% bear interest at a variable rate as well. While there is some basis risk between the interest cost associated with our debt financing arrangements and the short-term interest rate indices on our variable rate assets, this portion of our portfolio is substantially match funded with rising short term interest rates having a minimal impact on our net interest income.

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

	September 30, 2026	December 31, 2025
California	35%	31%
Texas	31%	27%
South Carolina	4%	15%

Mortgage Revenue Bonds Sensitivity Analysis

Third-party pricing services are used to value our MRB investments. The pricing service uses a discounted cash flow and yield to maturity or call analysis which encompasses judgment in its application. The key assumption in the yield to maturity or call analysis is the range of effective yields of the individual MRB investments. The effective yield analysis for each MRB considers the current market yield of similar securities, specific terms of each MRB, and various characteristics of the property collateralizing the MRB such as debt service coverage ratio, loan to value, and other characteristics. The effective yield for each MRB has historically trended with, although is not directly influenced by, medium and long-term interest rate movements. Our valuation service provider uses tax-exempt and taxable housing curves published by Municipal Market Data to estimate the value of our MRB investments. Our valuation service provider primarily uses the A rated Tax Exempt Housing Sector Yield Curve, which increased by an average of 111 basis points across the curve as of September 30, 2026 compared to December 31, 2025. The 10 year United States Treasury yield increased 111 basis points and the 30 year United States Treasury yield increased 80 basis points during the first nine months of 2026. The 5 year and 10 year SOFR swap rate increased 134 and 109 basis points, respectively, during the first nine months of 2026. These interest rate changes have a direct effect on the market value of our MRB portfolio, but do not directly impact a borrower's ability to meet its obligations as our MRB investments have predominantly fixed interest rates.

We completed a sensitivity analysis which is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution. The table below summarizes the sensitivity analysis metrics related to our MRB investments as of September 30, 2026:

Description	Estimated Fair Value (in 000's)	Range of Effective Yields used in Valuation		Range of Effective Yields if 10% Adverse Applied		Additional Unrealized Losses with 10% Adverse Change (in 000's)
Mortgage Revenue Bonds	$867,407	3.7%	-10.6%	4.1%	-11.7%	$18,435

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

Our current portfolio of JV Equity Investments is geographically concentrated with six of our 10 investments located in Texas. Our MF Properties investments are geographically concentrated with all four properties located in South Carolina. Such concentration exposes us to potentially negative effects of local or regional economic downturns in those markets, which could prevent us from realizing returns on our investments and recovery of our investment capital.

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

Changes in internal control over financial reporting. There were no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Partnership are described in Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10‑K for the year ended December 31, 2025, which is incorporated by reference herein. There have been no material changes from these previously disclosed risk factors for the nine months ended September 30, 2026.

Item 5. Other Information.

Trading Plans

During the quarter ended September 30, 2026, no Manager or executive officer of the Partnership (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the periods ended September 30, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the periods ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Partners’ Capital for the periods ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GREYSTONE HOUSING IMPACT INVESTORS LP

Date: November 9, 2026	By:	/s/ Kenneth C. Rogozinski
Kenneth C. Rogozinski
Chief Executive Officer

Date: November 9, 2026	By:	/s/ Eric R. Nielsen
Eric R. Nielsen
Interim Chief Financial Officer